Form 10-Q
period 2024-06-30
AB Private Lending Fund
filed 2024-09-23
CIK 1982701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER:
814-01744

AB Private Lending Fund
(Exact name of registrant as specified in its charter)

Delaware	93-6555027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Colorado Street, Suite 1500
Austin,
TX
78701
(Address of principal executive offices) (Zip Code)
(512)
721-2900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
—		—

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).  Yes ☐ No ☒
The number of shares of Registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of September
23
, 2024, was 4,434,393 and 0 of Class I, Class S and Class D common shares, respectively.

AB PRIVATE LENDING FUND
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

Item 1.	Consolidated Financial Statements
AB Private Lending Fund
Consolidated Statements of Assets and Liabilities (Unaudited)

	As of June 30, 2024	As of December 31, 2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $280,678,987 and $0, respectively)	$281,055,848	$—

Total investments, at fair value (amortized cost of $280,678,987 and $0, respectively)	281,055,848	—
Cash and cash equivalents	8,858,740	—
Deferred financing cost	1,766,079	—
Deferred offering cost	1,220,855	617,381
Interest receivable	1,196,694	—
Receivable due from Adviser (Note 2)	—	518,733

Total assets	$294,098,216	$1,136,114

Liabilities
Term loan payable (net of debt issuance costs of $1,261,485 and $0, respectively)	$123,738,515	—
Credit facility payable	54,000,000
Interest and borrowing expenses payable	1,921,159	—
Organizational expense payable	587,409	518,733
Incentive fee payable	47,109	—
Payable to Adviser	301,393	—
Management fees payable	230,990	—
Professional fees payable	229,006	—
Trustees’ fees payable	51,103	—
Accrued expenses and other liabilities	41,321	—
Administrator and custodian fees payable	36,870	—
Transfer agent fees payable	5,444	—
Offering cost payable	—	617,381

Total Liabilities	$181,190,319	$1,136,114

Commitments and contingencies (see Note 6)
Net Assets
Common shares, par value $0.01 per share ( unlimited shares authorized, 4,400,000 and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	44,000	—
Paid-in capital in excess of par value	109,956,000	—
Distributable earnings (accumulated loss)	2,907,897	—

Total net assets	$112,907,897	$—

Total liabilities and net assets	$294,098,216	$1,136,114

Net asset value per share	$25.66	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024	For the Period From June 8, 2023 (Inception), to June 30, 2023
Investment Income
From non-controlled/non-affiliated investments:
Interest income, net of amortization/accretion	$5,575,819	$5,575,819	$—
Payment-in-kind interest	77,979	77,979	—
Dividend income	42,987	42,987	—

Total investment income	5,696,785	5,696,785	—

Expenses:
Interest and borrowing expenses	2,702,858	2,702,858	—
Organizational expense	699,197	851,735	277,209
Offering fee costs	362,545	362,545	—
Other expenses	300,119	300,119	—
Management fees	230,990	230,990	—
Professional fees	197,056	197,056	—
Trustees’ fees	51,103	51,103	—
Capital gain incentive fees	47,109	47,109	—
Administration and custodian fees	36,870	36,870	—
Insurance expenses	32,708	32,708	—
Transfer agent fees	5,444	5,444	—

Total expenses	4,665,999	4,818,537	277,209

Less: expenses reimbursed by the Adviser	(1,500,250)	(1,652,788)	(277,209)
Net expenses	3,165,749	3,165,749	—

Net investment income before taxes	2,531,036	2,531,036	—
Income tax expense, including excise tax	—	—	—

Net investment income after tax	2,531,036	2,531,036	—
Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	—	—	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	376,861	376,861	—

Net realized and change in unrealized gains (losses) on investment transactions	376,861	376,861	—

Net increase in net assets resulting from operations	2,907,987	2,907,897	—

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.58	$0.58	$—
Earnings per share (basic and diluted):	0.67	0.67	—
Weighted average shares outstanding:	4,329,039	4,329,039	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund
Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Units
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at March 31, 2024	—	$—	$—	$—	$—
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	2,531,036	2,531,036
Net change in unrealized appreciation (depreciation) on investments	—	—	—	376,861	376,861
Capital transactions:
Issuance of common shares	4,400,400	44,004	109,965,996	—	110,010,000
Redemption of common shares	(400)	(4)	(9,996)	—	(10,000)

Net issuance of common shares	4,400,000	44,000	109,956,000	—	110,000,000
Total increase (decrease) for the three months ended June 30, 2024	4,400,000	44,000	109,956,000	2,907,897	112,907,897

Net assets at June 30, 2024	4,400,000	$44,000	$109,956,000	$2,907,897	$112,907,897

Distributions declared per share	—	—	—	—	—

Net assets at December 31, 2023	—	$—	$—	$—	$—
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	2,531,036	2,531,036
Net change in unrealized appreciation (depreciation) on investments	—	—	—	376,861	376,861
Capital transactions:
Issuance of common shares	4,400,400	44,004	109,965,996	—	110,010,000
Redemption of common shares	(400)	(4)	(9,996)	—	(10,000)

Net issuance of common shares	4,400,000	44,000	109,956,000	—	110,000,000
Total increase (decrease) for the six months ended June 30, 2024	4,400,000	44,000	109,956,000	2,907,897	112,907,897

Net assets at June 30, 2024	4,400,000	$44,000	$109,956,000	$2,907,897	$112,907,897

Distributions declared per share	—	—	—	—	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund
Consolidated Statements of Changes in Net Assets (Unaudited)

Common Units
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at June 8, 2023 (Inception)	—	$—	$—	$—	$—
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—
Capital transactions:
Issuance of common shares	—	—	—	—	—
Total increase (decrease) for the three months ended June 30, 2023	—	—	—	—	—

Net assets at June 30, 2023	—	$—	$—	$—	$—

Distributions declared per share	—	—	—	—	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund
Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended June 30, 2024	For the Period from June 8, 2023 (Inception) to June 30, 2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$2,907,897	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:		—
Purchases of investments	(173,614,228)	—
Proceeds from sales of investments and principal repayments	3,169,800	—
Payment-in-kind investments	(77,979)	—
Net change in unrealized (appreciation) depreciation on investments	(376,861)	—
Amortization of premium and accretion of discount, net	(156,580)	—
Amortization of discount, debt issuance and deferred financing costs	392,002	—
Increase or decrease in operating assets and liabilities:		—
(Increase) decrease in interest receivable	(1,196,694)	—
(Increase) decrease in receivable due from Adviser	518,733	(277,209)
Increase ( decrease ) in interest and borrowing expenses payable	1,921,159	—
(Increase) decrease in deferred offering costs	—	(242,686)
Increase (decrease) in organizational expense payable	68,676	277,209
Increase (decrease) in payable to Adviser	301,393	—
Increase (decrease) in incentive fee payable	47,109	—
Increase (decrease) in management fees payable	230,990	—
Increase (decrease) in professional fees payable	229,006	—
Increase (decrease) in trustees’ fees payable	51,103	—
Increase (decrease) in accrued expenses and other liabilities	41,321	—
Increase (decrease) in administrator and custodian fees payable	36,870	—
Increase (decrease) in transfer agent fees payable	5,444	—
Increase (decrease) in offering cost payable	(617,381)	242,686

Net cash provided by (used for) operating activities	(166,118,220)	—

Cash flows from financing activities
Issuance of common shares	10,000	—
Redemption of common shares	(10,000)	—
Financing costs paid	(3,419,566)	—
Borrowings on credit facilities	56,000,000	—
Repayments of credit facilities	(2,000,000)	—
Proceeds on term loans	125,000,000	—
Offering costs paid	(603,474)	—

Net cash provided by (used for) financing activities	174,976,960	—

Net increase in (decrease) in cash	8,858,740	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$8,858,740	$—

Supplemental and non-cash financing activities
Cash paid during the period for interest	$389,697	$—
Issuance of common shares in exchange for investments	$110,000,000	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund
Unaudited Consolidated Schedule of Investments as of June 30, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Investments at Fair Value (++) + * # ^—248.92%
US Corporate Debt — 243.83%
1st Lien/Senior Secured Debt — 243.00%

AAH Topco, LLC	Healthcare	Term Loan	10.94% (S + 5.50%; 0.75% Floor)	12/22/2027	2,596,663	2,546,643	2,564,204	(8)
AAH Topco, LLC	Healthcare	Delayed Draw Term Loan	10.94% (S + 5.50%; 0.75% Floor)	12/22/2027	2,889,355	2,833,770	2,853,238	(8)
AAH Topco, LLC	Healthcare	Revolver	10.94% (S + 5.50%; 0.75% Floor)	12/22/2027	—	(5,401)	(3,529)	(1)(2)(8)
Admiral Buyer, Inc	Software & Tech Services	Term Loan	10.83% (S + 5.50%; 0.75% Floor)	5/8/2028	4,015,576	3,947,600	3,965,382	(8)
Admiral Buyer, Inc	Software & Tech Services	Revolver	10.84% (S + 5.50%; 0.75% Floor)	5/8/2028	—	(8,203)	(6,095)	(1)(2)(8)
Admiral Buyer, Inc	Software & Tech Services	Delayed Draw Term Loan	10.84% (S + 5.50%; 0.75% Floor)	5/8/2028	202,520	198,627	201,507	(8)
AmerCareRoyal, LLC	Services	Term Loan	12.47% (S + 6.50%; 1.00% Floor; 0.50% PIK)	11/25/2025	1,785,443	1,785,443	1,785,443	(8)
AmerCareRoyal, LLC	Services	Term Loan	12.48% (S + 6.50%; 1.00% Floor; 0.50% PIK)	11/25/2025	233,108	233,108	233,108	(8)
AmerCareRoyal, LLC	Services	Delayed Draw Term Loan	12.48% (S + 6.50%; 1.00% Floor; 0.50% PIK)	11/25/2025	199,696	199,696	199,696	(8)
AmerCareRoyal, LLC	Services	Term Loan	12.48% (S + 6.50%; 1.00% Floor; 0.50% PIK)	11/25/2025	720,308	720,308	720,308	(8)
Ampler QSR Holdings LLC	Consumer Non-Cyclical	Term Loan	11.48% (S + 6.00%; 1.00% Floor)	7/21/2027	4,745,430	4,711,367	4,733,567	(8)
ARI Network Services, Inc.	Software & Tech Services	Term Loan	10.69% (S + 5.25%; 0.75% Floor)	2/28/2026	4,889,905	4,810,420	4,779,882	(8)
ARI Network Services, Inc.	Software & Tech Services	Term Loan	10.69% (S + 5.25%; 0.75% Floor)	2/28/2026	31,533	31,021	30,824	(8)
ARI Network Services, Inc.	Software & Tech Services	Term Loan	10.69% (S + 5.25%; 0.75% Floor)	2/28/2026	563,996	554,828	551,306	(8)
Avalara, Inc	Software & Tech Services	Term Loan	12.08% (S + 6.75%; 0.75% Floor)	10/19/2028	3,975,452	3,975,452	3,975,452	(8)
Avalara, Inc	Software & Tech Services	Revolver	12.58% (S + 7.25%; 0.75% Floor)	10/19/2028	—	—	—	(1)(8)
Avant Communications, LLC	Digital Infrastructure & Services	Term Loan	11.23% (S + 5.75%; 1.00% Floor)	11/30/2026	5,485,991	5,485,991	5,485,991	(8)
Avant Communications, LLC	Digital Infrastructure & Services	Revolver	11.23% (S + 5.75%; 1.00% Floor)	11/30/2026	—	—	—	(1)(8)
Azurite Intermediate Holdings, Inc	Software & Tech Services	Term Loan	11.84% (S + 6.50%; 0.75% Floor)	3/19/2031	919,753	906,171	905,957	(8)
Azurite Intermediate Holdings, Inc	Software & Tech Services	Revolver	11.84% (S + 6.50%; 0.75% Floor)	3/19/2031	—	(4,903)	(5,017)	(1)(2)(8)
Azurite Intermediate Holdings, Inc	Software & Tech Services	Delayed Draw Term Loan	11.84% (S + 6.50%; 0.75% Floor)	3/19/2031	1,337,822	1,312,572	1,322,145	(1)(8)
Bonterra LLC	Software & Tech Services	Term Loan	12.58% (S + 7.25%; 0.75% Floor)	9/8/2027	2,677,494	2,664,639	2,670,800	(8)
Bonterra LLC	Software & Tech Services	Revolver	12.59% (S + 7.25%; 0.75% Floor)	9/8/2027	107,033	106,209	106,602	(1)(8)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	11.98% (S + 6.50%; 1.00% Floor)	12/31/2027	1,179,427	1,170,902	1,161,735	(8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Term Loan	11.98% (S + 6.50%; 1.00% Floor)	12/31/2027	817,635	811,725	805,370	(8)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	11.98% (S + 6.50%; 1.00% Floor)	12/31/2027	1,838,744	1,825,455	1,811,163	(8)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	11.98% (S + 6.50%; 1.00% Floor)	12/31/2027	933,743	926,995	919,737	(8)
Bridgepointe Technologies, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	11.98% (S + 6.50%; 1.00% Floor)	12/31/2027	716,527	711,348	705,779	(8)
Brightspot Buyer, Inc	Software & Tech Services	Term Loan	11.95% (S + 6.50%; 0.75% Floor)	11/16/2027	1,704,996	1,668,071	1,670,896	(8)
Brightspot Buyer, Inc	Software & Tech Services	Revolver	11.95% (S + 6.50%; 0.75% Floor)	11/16/2027	100,832	96,480	96,799	(1)(8)
Brightspot Buyer, Inc	Software & Tech Services	Term Loan	11.95% (S + 6.50%; 0.75% Floor)	11/16/2027	345,334	337,855	338,428	(8)
BSI2 Hold Nettle, LLC	Software & Tech Services	Term Loan	10.26% (S + 5.00%; 0.75% Floor)	6/30/2028	1,811,492	1,785,187	1,784,320	(8)
BSI2 Hold Nettle, LLC	Software & Tech Services	Revolver	10.23% (S + 5.00%; 0.75% Floor)	6/30/2028	46,094	42,764	42,637	(1)(8)
BusinesSolver.com, Inc.	Software & Tech Services	Term Loan	10.93% (S + 5.50%; 0.75% Floor)	12/1/2027	3,098,726	3,098,726	3,098,726	(8)
BusinesSolver.com, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.93% (S + 5.50%; 0.75% Floor)	12/1/2027	110,701	110,701	110,701	(1)(8)
BV EMS Buyer, Inc.	Healthcare	Term Loan	11.19% (S + 5.75%; 1.00% Floor)	11/23/2027	1,293,990	1,269,121	1,287,520	(8)
BV EMS Buyer, Inc.	Healthcare	Term Loan	11.19% (S + 5.75%; 1.00% Floor)	11/23/2027	968,161	949,529	963,320	(8)
BV EMS Buyer, Inc.	Healthcare	Revolver	11.19% (S + 5.75%; 1.00% Floor)	11/23/2027	64,544	62,853	64,104	(1)(8)
BV EMS Buyer, Inc.	Healthcare	Delayed Draw Term Loan	11.19% (S + 5.75%; 1.00% Floor)	11/23/2027	1,304,748	1,279,640	1,298,224	(8)
Cerifi, LLC	Services	Term Loan	11.19% (S + 5.75%; 1.00% Floor)	3/31/2028	2,606,253	2,518,169	2,508,518	(8)
Cerifi, LLC	Services	Revolver	11.19% (S + 5.75%; 1.00% Floor)	4/1/2027	137,122	132,550	131,980	(8)
Coding Solutions ACQ Inc.	Healthcare	Term Loan	10.84% (S + 5.50%; 0.75% Floor)	5/11/2028	2,287,986	2,243,693	2,253,666	(8)
Coding Solutions ACQ Inc.	Healthcare	Delayed Draw Term Loan	10.84% (S + 5.50%; 0.75% Floor)	5/11/2028	692,352	678,949	681,967	(8)
Coding Solutions ACQ Inc.	Healthcare	Revolver	10.84% (S + 5.50%; 0.75% Floor)	5/11/2028	108,940	102,940	104,272	(1)(8)
Community Based Care Acquisition, Inc.	Healthcare	Term Loan	10.68% (S + 5.25%; 1.00% Floor)	9/16/2027	2,134,309	2,093,341	2,102,294	(8)
Community Based Care Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	10.68% (S + 5.25%; 1.00% Floor)	9/16/2027	815,333	799,682	803,103	(8)
Community Based Care Acquisition, Inc.	Healthcare	Revolver	12.75% (S + 5.25%; 1.00% Floor)	9/16/2027	39,931	33,579	34,939	(1)(8)
Community Based Care Acquisition, Inc.	Healthcare	Delayed Draw Term Loan	10.93% (S + 5.50%; 1.00% Floor)	9/16/2027	1,020,792	1,007,813	1,012,675	(1)(8)
Community Brands Parentco, LLC	Software & Tech Services	Term Loan	10.94% (S + 5.50%; 0.75% Floor)	2/24/2028	3,177,009	3,154,020	3,177,009	(8)
Community Brands Parentco, LLC	Software & Tech Services	Revolver	10.94% (S + 5.50%; 0.75% Floor)	2/24/2028	—	(1,318)	—	(1)(2)(8)
Datacor, Inc.	Software & Tech Services	Term Loan	10.84% (S + 5.50%; 1.00% Floor)	3/13/2029	5,500,000	5,437,475	5,500,000	(8)
Datacor, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.84% (S + 5.50%; 1.00% Floor)	3/13/2029	—	(9,346)	—	(1)(2)(8)
Datacor, Inc.	Software & Tech Services	Revolver	10.84% (S + 5.50%; 1.00% Floor)	3/13/2029	—	(3,116)	—	(1)(2)(8)
Demeter Merger Sub LLC	Services	Term Loan	11.68% (S + 6.25%; 1.00% Floor)	5/1/2029	2,053,049	2,053,049	2,053,049	(8)
Demeter Merger Sub LLC	Services	Delayed Draw Term Loan	11.68% (S + 6.25%; 1.00% Floor)	5/1/2029	—	—	—	(1)(8)
Demeter Merger Sub LLC	Services	Revolver	11.68% (S + 6.25%; 1.00% Floor)	5/1/2029	—	—	—	(1)(8)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

EET Buyer, Inc.	Software & Tech Services	Term Loan	10.32% (S + 5.00%; 0.75% Floor)	11/8/2027	2,790,569	2,777,160	2,783,593	(8)
EET Buyer, Inc.	Software & Tech Services	Term Loan	10.32% (S + 5.00%; 0.75% Floor)	11/8/2027	1,353,164	1,346,670	1,349,781	(8)
EET Buyer, Inc.	Software & Tech Services	Revolver	10.32% (S + 5.00%; 0.75% Floor)	11/8/2027	—	(1,813)	(949)	(1)(2)(8)
Exterro, Inc.	Software & Tech Services	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	6/1/2027	3,635,986	3,635,986	3,635,986	(8)
Exterro, Inc.	Software & Tech Services	Revolver	11.00% (S + 5.50%; 1.00% Floor)	6/1/2027	—	—	—	(1)(8)
Foundation Risk Partners, Corp.	Financials	Term Loan	10.58% (S + 5.25%; 0.75% Floor)	10/29/2030	4,139,256	4,139,256	4,128,908	(8)
Foundation Risk Partners, Corp.	Financials	Term Loan	10.58% (S + 5.25%; 0.75% Floor)	10/29/2030	88,566	88,566	88,344	(8)
Foundation Risk Partners, Corp.	Financials	Delayed Draw Term Loan	10.58% (S + 5.25%; 0.75% Floor)	10/29/2030	357,906	357,906	357,011	(8)
Foundation Risk Partners, Corp.	Financials	Delayed Draw Term Loan	10.58% (S + 5.25%; 0.75% Floor)	10/29/2030	900,252	900,252	898,002	(8)
Foundation Risk Partners, Corp.	Financials	Revolver	10.58% (S + 5.25%; 0.75% Floor)	10/29/2029	—	—	(1,118)	(1)(2)(8)
Fusion Holding Corp	Software & Tech Services	Term Loan	11.58% (S + 6.25%; 0.75% Floor)	9/14/2029	5,486,076	5,486,076	5,376,354	(8)
Fusion Holding Corp	Software & Tech Services	Revolver	13.75% (S + 6.25%; 0.75% Floor)	9/15/2027	113,666	113,666	104,573	(1)(8)
GHA Buyer, Inc.	Healthcare	Term Loan	10.83% (S + 5.50%; 1.00% Floor)	6/24/2026	742,334	729,407	731,199	(8)
GHA Buyer, Inc.	Healthcare	Term Loan	10.83% (S + 5.50%; 1.00% Floor)	6/24/2026	86,120	84,620	84,828	(8)
GHA Buyer, Inc.	Healthcare	Term Loan	10.83% (S + 5.50%; 1.00% Floor)	6/24/2026	763,602	750,304	752,148	(8)
GHA Buyer, Inc.	Healthcare	Delayed Draw Term Loan	10.83% (S + 5.50%; 1.00% Floor)	6/24/2026	151,853	149,209	149,575	(8)
GHA Buyer, Inc.	Healthcare	Term Loan	10.83% (S + 5.50%; 1.00% Floor)	6/24/2026	867,732	852,621	854,716	(8)
GHA Buyer, Inc.	Healthcare	Term Loan	10.83% (S + 5.50%; 1.00% Floor)	6/24/2026	143,909	141,403	141,751	(8)
Greenhouse Software, Inc.	Software & Tech Services	Term Loan	11.58% (S + 6.25%; 1.00% Floor)	9/1/2028	5,500,000	5,473,309	5,500,000	(8)
Greenlight Intermediate II,Inc.	Digital Infrastructure & Services	Term Loan	10.98% (S + 5.50%; 0.75% Floor)	6/1/2028	2,436,811	2,413,230	2,424,627	(8)
Greenlight Intermediate II,Inc.	Digital Infrastructure & Services	Delayed Draw Term Loan	10.98% (S + 5.50%; 0.75% Floor)	6/1/2028	3,063,189	3,033,546	3,047,873	(8)
GS AcquisitionCo, Inc.	Software & Tech Services	Term Loan	10.58% (S + 5.25%; 1.00% Floor)	5/25/2028	712,482	709,037	708,920	(8)
GS AcquisitionCo, Inc.	Software & Tech Services	Revolver	10.58% (S + 5.25%; 1.00% Floor)	5/25/2028	4,127	3,978	3,972	(1)(8)
GS AcquisitionCo, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.58% (S + 5.25%; 0.75% Floor)	5/25/2028	6,595	6,595	5,976	(1)(8)
Higginbotham Insurance Agency, Inc.	Financials	Term Loan	10.94% (S + 5.50%; 1.00% Floor)	11/24/2028	3,400,661	3,400,661	3,400,661	(8)
Higginbotham Insurance Agency, Inc.	Financials	Delayed Draw Term Loan	10.94% (S + 5.50%; 1.00% Floor)	11/24/2028	1,529,960	1,529,960	1,529,960	(8)
Hirevue, Inc.,	Software & Tech Services	Term Loan	12.58% (S + 7.25%; 1.00% Floor)	5/3/2029	4,238,607	4,197,231	4,206,817	(8)
Hirevue, Inc.,	Software & Tech Services	Revolver	12.59% (S + 7.25%; 1.00% Floor)	5/3/2029	69,533	64,292	65,477	(1)(8)
Honor HN Buyer, Inc	Healthcare	Term Loan	11.23% (S + 5.75%; 1.00% Floor)	10/15/2027	1,056,930	1,056,930	1,056,930	(8)
Honor HN Buyer, Inc	Healthcare	Revolver	13.25% (S + 5.75%; 1.00% Floor)	10/15/2027	14,643	14,643	14,643	(1)(8)
Honor HN Buyer, Inc	Healthcare	Delayed Draw Term Loan	11.23% (S + 5.75%; 1.00% Floor)	10/15/2027	666,656	666,656	666,656	(8)
Honor HN Buyer, Inc	Healthcare	Delayed Draw Term Loan	11.24% (S + 5.75%; 1.00% Floor)	10/15/2027	737,950	736,485	737,950	(1)(8)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Iodine Software, LLC	Software & Tech Services	Term Loan	10.59% (S + 5.25%; 1.00% Floor)	5/19/2027	2,422,268	2,422,268	2,422,268	(8)
Iodine Software, LLC	Software & Tech Services	Delayed Draw Term Loan	10.59% (S + 5.25%; 1.00% Floor)	5/19/2027	3,063,599	3,063,599	3,063,599	(8)
Iodine Software, LLC	Software & Tech Services	Delayed Draw Term Loan	10.59% (S + 5.25%; 1.00% Floor)	5/19/2027	—	—	—	(1)(8)
Iodine Software, LLC	Software & Tech Services	Revolver	10.59% (S + 5.25%; 1.00% Floor)	5/19/2027	—	—	—	(1)(8)
Mastery Acquisition Corp	Software & Tech Services	Term Loan	10.58% (S + 5.25%; 1.00% Floor)	9/7/2029	1,231,744	1,215,336	1,231,744	(8)
Mavenlink, Inc	Software & Tech Services	Term Loan	11.72% (S; 0.75% Floor; 6.25% PIK)	6/3/2027	2,584,863	2,487,623	2,533,166	(8)
Mavenlink, Inc	Software & Tech Services	Revolver	11.74% (S; 0.75% Floor; 6.25% PIK)	6/3/2027	207,196	200,499	202,059	(1)(8)
MBS Holdings, Inc.	Digital Infrastructure & Services	Term Loan	11.19% (S + 5.75%; 1.00% Floor)	4/16/2027	4,413,932	4,371,877	4,391,863	(8)
Medical Management Resource Group, L.L.C.	Healthcare	Term Loan	11.43% (S + 6.00%; 0.75% Floor)	9/30/2027	1,043,701	1,008,601	1,012,390	(8)
Medical Management Resource Group, L.L.C.	Healthcare	Delayed Draw Term Loan	11.43% (S + 6.00%; 0.75% Floor)	9/30/2027	434,753	420,132	421,711	(8)
Medical Management Resource Group, L.L.C.	Healthcare	Revolver	11.44% (S + 6.00%; 0.75% Floor)	9/30/2026	47,106	44,353	44,583	(1)(8)
MMP Intermediate, LLC	Consumer Non-Cyclical	Term Loan	11.71% (S + 6.25%; 1.00% Floor)	2/15/2029	3,802,626	3,775,547	3,774,107	(8)
MMP Intermediate, LLC	Consumer Non-Cyclical	Revolver	11.71% (S + 6.25%; 1.00% Floor)	2/15/2029	—	(1,682)	(1,785)	(1)(2)(8)
Moon Buyer, Inc.	Software & Tech Services	Term Loan	10.18% (S + 4.75%; 1.00% Floor)	4/21/2027	2,878,333	2,857,773	2,878,333	(8)
Moon Buyer, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.18% (S + 4.75%; 1.00% Floor)	4/21/2027	265,713	263,815	265,713	(8)
MSP Global Holdings,Inc	Digital Infrastructure & Services	Term Loan	11.08% (S + 5.50%; 1.00% Floor)	4/9/2029	3,336,783	3,271,717	3,278,389	(8)
MSP Global Holdings,Inc	Digital Infrastructure & Services	Revolver	11.03% (S + 5.50%; 1.00% Floor)	4/9/2029	198,098	187,571	188,609	(1)(8)
MSP Global Holdings,Inc	Digital Infrastructure & Services	Delayed Draw Term Loan	10.93% (S + 5.50%; 1.00% Floor)	4/9/2029	260,642	255,560	256,081	(8)
MSP Global Holdings,Inc	Digital Infrastructure & Services	Delayed Draw Term Loan	10.93% (S + 5.50%; 1.00% Floor)	4/9/2029	—	(4,312)	(3,896)	(1)(2)(8)
MSP Global Holdings,Inc	Digital Infrastructure & Services	Term Loan	11.03% (S + 5.50%; 1.00% Floor)	4/9/2029	1,612,283	1,580,851	1,584,068	(8)
Navigate360, LLC	Software & Tech Services	Term Loan	11.44% (S + 6.00%; 1.00% Floor)	3/17/2027	1,779,618	1,754,210	1,748,474	(8)
Navigate360, LLC	Software & Tech Services	Revolver	11.45% (S + 6.00%; 1.00% Floor)	3/17/2027	182,058	178,358	177,507	(1)(8)
Navigate360, LLC	Software & Tech Services	Delayed Draw Term Loan	11.44% (S + 6.00%; 1.00% Floor)	3/17/2027	766,595	755,650	753,179	(8)
Navigate360, LLC	Software & Tech Services	Term Loan	11.44% (S + 6.00%; 1.00% Floor)	3/17/2027	574,810	566,603	564,751	(8)
Navigate360, LLC	Software & Tech Services	Delayed Draw Term Loan	11.44% (S + 6.00%; 1.00% Floor)	3/17/2027	—	(8,483)	(10,473)	(1)(2)(8)
Navigate360, LLC	Software & Tech Services	Term Loan	11.44% (S + 6.00%; 1.00% Floor)	3/17/2027	316,061	311,548	310,529	(8)
NI Topco, Inc	Digital Infrastructure & Services	Term Loan	10.93% (S + 5.50%; 0.75% Floor)	12/28/2028	3,278,852	3,278,852	3,278,852	(8)
NI Topco, Inc	Digital Infrastructure & Services	Term Loan	10.93% (S + 5.50%; 0.75% Floor)	12/28/2028	474,307	474,307	474,307	(8)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NMI AcquisitionCo, Inc.	Software & Tech Services	Term Loan	10.69% (S + 5.25%; 0.75% Floor)	9/6/2028	98,237	95,376	95,781	(8)
NMI AcquisitionCo, Inc.	Software & Tech Services	Term Loan	10.69% (S + 5.25%; 0.75% Floor)	9/6/2028	1,308,990	1,270,874	1,276,265	(8)
NMI AcquisitionCo, Inc.	Software & Tech Services	Term Loan	10.69% (S + 5.25%; 0.75% Floor)	9/6/2028	2,423,886	2,353,306	2,363,289	(8)
NMI AcquisitionCo, Inc.	Software & Tech Services	Term Loan	10.69% (S + 5.25%; 0.75% Floor)	9/6/2028	361,921	351,383	352,873	(8)
NMI AcquisitionCo, Inc.	Software & Tech Services	Revolver	10.69% (S + 5.25%; 0.75% Floor)	9/6/2028	—	(5,709)	(4,936)	(1)(2)(8)
NMI AcquisitionCo, Inc.	Software & Tech Services	Delayed Draw Term Loan	10.69% (S + 5.25%; 0.75% Floor)	9/6/2028	1,292,603	1,254,964	1,260,288	(8)
Pace Health Companies, LLC	Healthcare	Term Loan	11.73% (S + 6.25%; 1.00% Floor)	8/3/2026	2,797,340	2,797,340	2,797,340	(8)
Peter C. Foy & Associates Insurance Services, LLC	Financials	Term Loan	10.84% (S + 5.50%; 0.75% Floor)	11/1/2028	193,595	192,654	192,143	(8)
Peter C. Foy & Associates Insurance Services, LLC	Financials	Delayed Draw Term Loan	10.84% (S + 5.50%; 0.75% Floor)	11/1/2028	2,721,437	2,708,217	2,701,026	(8)
Peter C. Foy & Associates Insurance Services, LLC	Financials	Delayed Draw Term Loan	10.84% (S + 5.50%; 0.75% Floor)	11/1/2028	484,448	482,097	480,814	(8)
PF Growth Partners, LLC	Consumer Non-Cyclical	Term Loan	10.48% (S + 5.00%; 1.00% Floor)	7/11/2025	41,966	41,873	41,966	(8)
PF Growth Partners, LLC	Consumer Non-Cyclical	Term Loan	10.48% (S + 5.00%; 1.00% Floor)	7/11/2025	84,806	84,621	84,806	(8)
PF Growth Partners, LLC	Consumer Non-Cyclical	Term Loan	10.48% (S + 5.00%; 1.00% Floor)	7/11/2025	862,478	860,603	862,478	(8)
Ping Identity Corporation	Software & Tech Services	Term Loan	12.34% (S + 7.00%; 0.75% Floor)	10/17/2029	4,490,287	4,490,287	4,490,287	(8)
Ping Identity Corporation	Software & Tech Services	Revolver	12.34% (S + 7.00%; 0.75% Floor)	10/17/2028	—	—	—	(1)(8)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	1/4/2027	928,555	928,555	919,270	(8)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	1/4/2027	37,519	37,519	37,144	(8)
Pinnacle Treatment Centers, Inc.	Healthcare	Term Loan	11.00% (S + 5.50%; 1.00% Floor)	1/4/2027	70,688	70,688	69,981	(8)
Pinnacle Treatment Centers, Inc.	Healthcare	Delayed Draw Term Loan	10.93% (S + 5.50%; 1.00% Floor)	1/4/2027	78,097	78,097	77,316	(8)
Priority Ondemand Midco 2,L.P	Healthcare	Term Loan	10.78% (S + 5.25%; 1.00% Floor)	7/17/2028	3,195,633	3,195,633	3,195,633	(8)
Priority Ondemand Midco 2,L.P	Healthcare	Delayed Draw Term Loan	10.78% (S + 5.25%; 1.00% Floor)	7/17/2028	50,344	50,344	50,344	(1)(8)
Ranger Buyer Inc	Software & Tech Services	Term Loan	10.69% (S + 5.25%; 0.75% Floor)	11/17/2028	5,485,969	5,432,670	5,472,247	(8)
Ranger Buyer Inc	Software & Tech Services	Revolver	10.69% (S + 5.25%; 0.75% Floor)	11/18/2027	—	(3,485)	(912)	(1)(2)(8)
Redwood Family Care Network, Inc.	Healthcare	Term Loan	10.98% (S + 5.50%; 1.00% Floor)	6/18/2026	2,269,336	2,242,924	2,246,643	(8)
Redwood Family Care Network, Inc.	Healthcare	Delayed Draw Term Loan	10.98% (S + 5.50%; 1.00% Floor)	6/18/2026	1,984,067	1,961,034	1,964,227	(8)
Redwood Family Care Network, Inc.	Healthcare	Delayed Draw Term Loan	10.98% (S + 5.50%; 1.00% Floor)	6/18/2026	1,232,548	1,218,204	1,220,223	(8)
Rep Tec Intermediate Holdings,Inc.,	Business Services	Term Loan	10.83% (S + 5.50%; 1.00% Floor)	12/1/2027	5,429,483	5,429,483	5,429,483	(8)
Rep Tec Intermediate Holdings,Inc.,	Business Services	Term Loan	10.83% (S + 5.50%; 1.00% Floor)	12/1/2027	56,733	56,733	56,733	(8)
Rep Tec Intermediate Holdings,Inc.,	Business Services	Revolver	10.83% (S + 5.50%; 1.00% Floor)	12/1/2027	—	—	—	(1)(8)
Sako and Partners Lower Holdings LLC	Services	Term Loan	11.48% (S + 6.00%; 1.00% Floor)	9/15/2028	4,427,096	4,427,096	4,427,096	(8)
Sako and Partners Lower Holdings LLC	Services	Delayed Draw Term Loan	11.48% (S + 6.00%; 1.00% Floor)	9/15/2028	1,058,993	1,058,993	1,058,993	(8)
Sako and Partners Lower Holdings LLC	Services	Revolver	11.48% (S + 6.00%; 1.00% Floor)	9/15/2028	—	—	—	(1)(8)
Salisbury House, LLC	Healthcare	Term Loan	11.23% (S + 5.75%; 1.00% Floor)	8/30/2025	550,257	550,257	550,257	(8)
Salisbury House, LLC	Healthcare	Term Loan	11.23% (S + 5.75%; 1.00% Floor)	8/30/2025	477,012	477,012	477,012	(8)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Salisbury House, LLC	Healthcare	Term Loan	11.23% (S + 5.75%; 1.00% Floor)	8/30/2025	1,633,346	1,633,346	1,633,346	(8)
Sandstone Care Holdings,LLC	Healthcare	Term Loan	10.93% (S + 5.50%; 1.00% Floor)	6/28/2028	1,806,883	1,806,883	1,806,883	(8)
Sandstone Care Holdings,LLC	Healthcare	Delayed Draw Term Loan	10.94% (S + 5.50%; 1.00% Floor)	6/28/2028	176,972	176,083	176,972	(1)(8)
Sandstone Care Holdings,LLC	Healthcare	Revolver	10.94% (S + 5.50%; 1.00% Floor)	6/28/2028	156,720	156,720	156,720	(1)(8)
Sauce Labs Inc	Software & Tech Services	Delayed Draw Term Loan	10.93% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	756,036	741,546	737,135	(8)
Sauce Labs Inc	Software & Tech Services	PIK Delayed Draw Term Loan	10.93% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	221,256	212,832	208,002	(1)(8)
Sauce Labs Inc	Software & Tech Services	Term Loan	10.93% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	2,906,177	2,850,477	2,833,522	(8)
Sauce Labs Inc	Software & Tech Services	Revolver	10.93% (S + 5.50%; 1.00% Floor)	8/16/2027	—	(9,520)	(12,506)	(1)(2)(8)
Serrano Parent, LLC	Software & Tech Services	Term Loan	11.83% (S + 6.50%; 1.00% Floor)	5/13/2030	5,500,000	5,392,067	5,390,000	(8)
Serrano Parent, LLC	Software & Tech Services	Revolver	11.83% (S + 6.50%; 1.00% Floor)	5/13/2030	—	(10,538)	(10,820)	(1)(2)(8)
SIS Purchaser, Inc.	Software & Tech Services	Term Loan	10.94% (S + 5.50%; 1.00% Floor)	10/15/2026	4,812,322	4,789,676	4,812,322	(8)
SIS Purchaser, Inc.	Software & Tech Services	Term Loan	10.94% (S + 5.50%; 1.00% Floor)	10/15/2026	672,721	669,555	672,721	(8)
Soladoc, LLC	Software & Tech Services	Term Loan	10.41% (S + 5.00%; 0.75% Floor)	6/12/2028	2,304,698	2,221,017	2,224,033	(8)
Soladoc, LLC	Software & Tech Services	Revolver	10.41% (S + 5.00%; 0.75% Floor)	6/12/2028	—	(8,313)	(8,067)	(1)(2)(8)
Telcor Buyer Inc	Software & Tech Services	Term Loan	9.68% (S + 4.25%; 1.00% Floor)	8/20/2027	3,133,682	3,126,183	3,125,848	(8)
Telcor Buyer Inc	Software & Tech Services	Revolver	9.68% (S + 4.25%; 1.00% Floor)	8/20/2027	—	(270)	(284)	(1)(2)(8)
Telesoft Holdings, LLC	Software & Tech Services	Term Loan	11.19% (S + 5.75%; 1.00% Floor)	12/16/2026	1,423,270	1,416,829	1,416,154	(8)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Term Loan	11.72% (S + 6.25%; 1.00% Floor)	8/15/2025	764,235	760,870	762,325	(8)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Term Loan	11.73% (S + 6.25%; 1.00% Floor)	8/15/2025	972,786	968,503	970,354	(8)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	11.73% (S + 6.25%; 1.00% Floor)	8/15/2025	229,328	228,318	228,755	(8)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Term Loan	11.73% (S + 6.25%; 1.00% Floor)	8/15/2025	369,265	367,639	368,342	(8)
The Center for Orthopedic and Research Excellence, Inc.	Healthcare	Delayed Draw Term Loan	11.75% (S + 6.25%; 1.00% Floor)	8/15/2025	407,324	405,530	406,305	(8)
Thrive Buyer, Inc	Digital Infrastructure & Services	Term Loan	11.48% (S + 6.00%; 1.00% Floor)	1/22/2027	1,468,099	1,468,099	1,468,099	(8)
Thrive Buyer, Inc	Digital Infrastructure & Services	Revolver	13.50% (S + 6.00%; 1.00% Floor)	1/22/2027	16,648	16,648	16,648	(1)(8)
Thrive Buyer, Inc	Digital Infrastructure & Services	Delayed Draw Term Loan	11.48% (S + 6.00%; 1.00% Floor)	1/22/2027	4,001,247	4,001,247	4,001,247	(8)
Towerco IV Holdings, LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	9.44% (S + 4.00%; 1.00% Floor)	8/31/2028	6,043,562	6,043,562	6,043,562	(1)(8)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Transtelco Holding, Inc	Digital Infrastructure & Services	Term Loan	11.35% (S + 5.75%; 0.50% Floor)	3/26/2026	1,844,156	1,835,652	1,839,546	(8)
Transtelco Holding, Inc	Digital Infrastructure & Services	Term Loan	11.85% (S + 6.25%; 0.50% Floor)	3/26/2026	1,493,347	1,489,905	1,493,347	(8)
Transtelco Holding, Inc	Digital Infrastructure & Services	Term Loan	10.83% (S + 5.50%; 1.00% Floor)	3/26/2026	2,162,496	2,142,553	2,162,496	(8)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	11.69% (S + 6.25%; 1.00% Floor)	4/30/2027	733,512	726,514	726,177	(8)
Ungerboeck Systems International, LLC	Software & Tech Services	Revolver	11.69% (S + 6.25%; 1.00% Floor)	4/30/2027	—	(166)	(175)	(1)(2)(8)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	11.69% (S + 6.25%; 1.00% Floor)	4/30/2027	87,186	86,355	86,315	(8)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	11.69% (S + 6.25%; 1.00% Floor)	4/30/2027	183,723	181,970	181,886	(8)
Ungerboeck Systems International, LLC	Software & Tech Services	Term Loan	11.69% (S + 6.25%; 1.00% Floor)	4/30/2027	39,246	38,872	38,854	(8)
Ungerboeck Systems International, LLC	Software & Tech Services	Delayed Draw Term Loan	11.69% (S + 6.25%; 1.00% Floor)	4/30/2027	124,432	123,245	123,187	(8)
Vectra AI, Inc	Software & Tech Services	Term Loan	11.67% (S + 6.25%; 1.00% Floor)	3/1/2028	2,329,297	2,289,918	2,294,357	(8)
Vectra AI, Inc	Software & Tech Services	Delayed Draw Term Loan	11.67% (S + 6.25%; 1.00% Floor)	3/1/2028	534,780	525,739	526,758	(8)
Vehlo Purchaser, LLC	Software & Tech Services	Term Loan	10.58% (S + 5.25%; 0.75% Floor)	5/24/2028	4,285,714	4,244,258	4,253,571	(8)
Vehlo Purchaser, LLC	Software & Tech Services	Delayed Draw Term Loan	10.57% (S + 5.25%; 0.75% Floor)	5/24/2028	1,190,476	1,178,961	1,181,548	(8)
Vehlo Purchaser, LLC	Software & Tech Services	Revolver	10.58% (S + 5.25%; 0.75% Floor)	5/24/2028	71,428	69,134	69,643	(1)
Velocity Holdco III Inc.	Software & Tech Services	Term Loan	11.20% (S + 5.75%; 1.00% Floor)	4/22/2027	4,494,873	4,494,873	4,494,873	(8)
Velocity Purchaser Corporation	Software & Tech Services	Term Loan	12.44% (S + 7.00%; 1.00% Floor)	12/1/2024	1,118,521	1,118,521	1,118,521	(8)
Velocity Purchaser Corporation	Software & Tech Services	Term Loan	12.44% (S + 7.00%; 1.00% Floor)	12/1/2024	1,631,479	1,631,479	1,631,479	(8)
Veracross LLC	Software & Tech Services	Term Loan	11.94% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	4,909,617	4,862,169	4,860,520	(8)
Veracross LLC	Software & Tech Services	Delayed Draw Term Loan	11.94% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	631,020	624,922	624,710	(8)
Veracross LLC	Software & Tech Services	Revolver	11.93% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	191,453	188,244	188,269	(1)(8)
Visionary Buyer LLC	Digital Infrastructure & Services	Term Loan	10.58% (S + 5.25%; 0.75% Floor)	3/21/2031	1,723,847	1,698,408	1,702,299	(8)
Visionary Buyer LLC	Digital Infrastructure & Services	Delayed Draw Term Loan	10.58% (S + 5.25%; 0.75% Floor)	3/21/2031	—	(12,639)	(21,548)	(1)(2)(8)
Visionary Buyer LLC	Digital Infrastructure & Services	Revolver	10.58% (S + 5.25%; 0.75% Floor)	3/21/2030	—	(6,292)	(5,387)	(1)(2)(8)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	10.85% (S + 5.50%; 1.00% Floor)	10/4/2027	2,388,267	2,388,267	2,388,267	(8)
Wealth Enhancement Group, LLC	Financials	Delayed Draw Term Loan	10.85% (S + 5.50%; 1.00% Floor)	10/4/2027	528,803	528,803	528,803	(8)
Wealth Enhancement Group, LLC	Financials	Revolver	10.85% (S + 5.50%; 1.00% Floor)	10/4/2027	—	—	—	(1)(8)
Zendesk, Inc.	Software & Tech Services	Term Loan	11.60% (S + 6.25%; 0.75% Floor)	11/22/2028	4,960,995	4,960,995	4,960,995	(8)
Zendesk, Inc.	Software & Tech Services	Revolver	11.60% (S + 6.25%; 0.75% Floor)	11/22/2028	—	—	—	(1)(8)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Zendesk, Inc.	Software & Tech Services	Delayed Draw Term Loan	11.60% (S + 6.25%; 0.75% Floor)	11/22/2028	—	—	—	(1)(8)

Total U.S. 1st Lien/Senior Secured Debt						274,009,497	274,362,033
2nd Lien/Junior Secured Debt — 0.83%
Symplr Software, Inc.	Software & Tech Services	Term Loan	13.30% (S + 7.87%; 0.75% Floor)	12/22/2028	988,342	904,001	936,454	(8)

Total U.S. 2nd Lien/Junior Secured Debt						904,001	936,454

Total U.S Corporate Debt						274,913,498	275,298,487
Canadian Corporate Debt — 5.10%
Canadian 1st Lien/Senior Secured Debt — 5.10%
Banneker V Acquisition, Inc.	Software & Tech Services	Term Loan	11.94% (S + 6.50%; 1.00% Floor)	12/4/2025	5,081,655	5,012,645	5,005,430	(3)(8)
Banneker V Acquisition, Inc.	Software & Tech Services	Revolver	11.94% (S + 6.50%; 1.00% Floor)	12/4/2025	29,357	26,376	26,054	(1)(3)(8)
Banneker V Acquisition, Inc.	Software & Tech Services	Delayed Draw Term Loan	11.94% (S + 6.50%; 1.00% Floor)	12/4/2025	416,495	410,839	410,248	(3)(8)
McNairn Holdings Ltd.	Services	Term Loan	12.48% (S + 6.50%; 1.00% Floor; 0.50% PIK)	11/25/2025	315,629	315,629	315,629	(3)(8)

Total Canada 1st Lien/Senior Secured Debt						5,765,489	5,757,361

Total Canadian Corporate Debt						5,765,489	5,757,361
TOTAL INVESTMENTS — 248.92%						280,678,987	281,055,848
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund
Unaudited Consolidated Schedule of Investments as of June 30, 2024

Portfolio Company	Industry	Yield	Shares	Cost	Fair value	Footnotes

Cash Equivalents — 6.16%
STATE STREET INSTITUTIONAL US	Money Market Portfolio	5.25%	4,031,946	4,031,946	4,031,946	(4)(6)(7) (8)
US BANK MMDA GCTS	Money Market Portfolio	4.74%	2,922,179	2,922,179	2,922,179	(4)(6)(7) (8)

Total Cash Equivalents				6,954,125	6,954,125
Cash — 1.69%
US Dollar	USD		1,904,615	1,904,615	1,904,615	(6)

Total Cash				1,904,615	1,904,615

TOTAL CASH AND CASH EQUIVALENTS				8,858,740	8,858,740
LIABILITIES IN EXCESS OF OTHER ASSETS — (156.77%)					(177,006,691)

NET ASSETS — 100.00%					112,907,897

(++)
Unless otherwise indicated, all securities represent
co-investments
made with the Fund’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Related Party Transactions”.

+
As of June 30, 2024, qualifying assets represented 96.62% of total assets. Under the Investment Company Act of 1940, as amended, the Fund may not acquire any non-qualifying
assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets.

*
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 820 fair value hierarchy.

#	Percentages are based on net assets
^
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to an interest rate floor. The borrower has an option to choose the benchmark rate, such as the Secured Overnight Financing Rate including adjustment, if any (“S”) or the U.S. Prime Rate (“P”). The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to
30-day,
90-day
or
180-day
rates (1M, 3M or 6M, respectively) at the borrower’s option. As of June 30, 2024, rates for 1M S, 3M S and 6M S are 5.34%, 5.35%, and 5.39%, respectively. As of June 30, 2024, the P was 8.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2024.

(1)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date, that may expire prior to the maturity date stated. See Note 6 “Commitments and Contingencies”.

(2)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(3)	Positions considered non-qualified assets and therefore excluded from the qualifying assets calculation as noted in footnote + above.
(4)	Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(5)
Aggregate gross unrealized appreciation for federal income tax purposes is $687,286; aggregate gross unrealized depreciation for federal income tax purposes is $310,425. Net unrealized appreciation is $376,861. As of June 30, 2024, the cost basis of investments owned was substantially identical for both book and tax purposes.

(6)	Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(7)	The rate shown is the annualized seven-day yield as of June 30, 2024
(8)	Assets are pledged as collateral for the Credit Facilities (as defined below). See Note 4 “Borrowings.”
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund
Notes to Unaudited Consolidated Financial Statements
June 30, 2024

1.	Organization and Basis of Presentation
Organization
AB Private Lending Fund (the “Fund”) is a
non-diversified,
closed-end
management investment company formed as a Delaware statutory trust on June 8, 2023 (“Inception”). The Fund has elected to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund intents to elect to be treated for federal income tax purposes, and to qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Fund is externally managed by AB Private Credit Investors LLC
(“AB-PCI”
or the “Adviser”), which is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) and an affiliate of AllianceBernstein L.P. (“AB”) and its subsidiaries. The Fund commenced operations on April 30, 2024.
The Fund’s investment objective is to generate attractive risk adjusted returns, predominantly in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation. The portfolio is expected to consist primarily of directly originated, privately negotiated corporate loans to borrowers in the US middle market, typically involving a private equity backed issuer, and in more limited instances, venture capital supported or independently owned issuers. The Fund seeks to additionally invest in broadly syndicated loans and bonds from private and public issuers to facilitate the immediate deployment of investors’ capital subscriptions, maintain liquidity requirements, and for opportunistic purposes.
Under normal circumstances, the Fund will invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit and credit-related instruments issued by corporate issuers (including loans, notes, bonds and other corporate debt securities).
Private credit investments will principally rank senior in terms of liquidation priority and will mainly take the form of directly originated first lien, stretch senior and unitranche loans, along with some second lien loans, as well as broadly syndicated loans, club deals (generally investments made by a small group of investment firms) and other debt and equity securities of private U.S. middle-market companies, including equity co-investments,
although the actual mix of instruments pursued will vary over time depending on the Fund’s views on how best to optimize risk-adjusted returns.
The Fund’s investment strategy will also target a minority liquid allocation to primarily broadly syndicated loans and corporate high yield bonds. The Fund intends to use these investments to facilitate the immediate deployment of investors’ capital subscriptions, to provide liquidity for its share repurchase program in the normal course, and to contribute to investment returns and income generation. When market conditions create compelling return opportunities, the Fund may also invest on an opportunistic basis in a variety of publicly traded credit securities, subject to compliance with BDC requirements to invest at least 70% of assets in eligible portfolio companies.
The Fund is offering on a continuous basis up to $1.0 billion of its common shares of beneficial interest (“Common Shares”) pursuant to an offering registered with the SEC (the “Offering”). The Fund is offering to sell any combination of three classes of Common Shares, Class S shares, Class D shares, and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing distribution and/or shareholder servicing fees. The purchase price per share for each class of Common Shares equals the net asset value (“NAV”) per share as of the effective date of the monthly share purchase date. The Offering is a “best efforts” offering, which means that AllianceBernstein Investments, Inc., the Fund’s managing dealer (the “Managing Dealer”) for the Offering, will use its best efforts to sell shares, but it is not obligated to purchase or sell any specific amount of shares in the Offering.
The Fund has the authority to issue an
unlimited
number of Common Shares, $0.01 per share par value. On April 30, 2024, AB contributed $10,000 of capital to the Fund. In exchange for this contribution, AB received 400 Common Shares at a purchase price of $25 per Common Share. On May 1, 2024, immediately prior to the acquisition of the Initial Portfolio (as defined below), the Fund redeemed all of the Common Shares issued to AB and repaid AB $10,000 and the Fund issued 4,400,000 Class I shares at $25.00 per share to an affiliate of the Adviser.
The Fund’s fiscal year ends on December 31.

On May 2, 2024, the Adviser established ABPLF SPV I LLC (“ABPLF”) a Delaware limited liability company. ABPLF is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The Fund is an investment company under accounting principles generally accepted in the United States of America (“GAAP”) and follows the accounting and reporting guidance applicable to investment companies in Financial Accounting Standards Board (“FASB”) ASC 946,
Financial Services – Investment Companies.
The Fund has prepared the consolidated financial statements and related financial information pursuant to the requirements for reporting on Form
10-Q
and Articles 6 and 10 of Regulation
S-X.
Accordingly, the Fund has not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the unaudited financial information for the interim period presented in this report reflects all normal and recurring adjustments necessary for fair statement of the periods presented. Operating results for interim periods are not necessarily indicative of operating results for an entire year.
The functional currency of the Fund is U.S. dollars and these consolidated financial statements have been prepared in that currency.
Consolidation
The Fund will generally consolidate any wholly or substantially owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, the Fund consolidated the results of its wholly or substantially owned subsidiaries in its consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.
As of June 30, 2024, the Fund’s only consolidated subsidiary was ABPLF.
Cash and Cash Equivalents
Cash and cash equivalents are defined as cash and U.S. government securities and investment grade debt instruments maturing within three months of purchase of such instrument by the Fund. Cash consists of demand deposits and money market accounts. The Fund maintains deposits of its cash with financial institutions, and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Fund considers all highly liquid investments, with original maturities of less than ninety days and money market mutual funds as cash equivalents.
Revenue Recognition
Investment transactions are recorded on a trade-date basis. Interest income is recognized on an accrual basis. Interest income on debt instruments is accrued and recognized for those issuers who are currently paying in full or expected to pay in full. For those issuers who are in default or expected to default, interest is not accrued and is only recognized when received. Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual
status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual
loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. Interest income and expense include discounts accreted and premiums amortized on certain debt instruments as determined in good faith by the Adviser and calculated using the effective interest method. Loan origination fees, original issue discounts and market discounts or premiums are capitalized as part of the underlying cost of the investments and accreted or amortized over the life of the investment as interest income.
Realized gains and losses on investment transactions are determined on the specific identification method.
Certain investments in debt securities may contain a contractual payment-in-kind
(“PIK”) interest provision. The PIK provisions generally feature the obligation, or the option, at each interest payment date of making interest payments in (i) cash, (ii) additional debt or (iii) a combination of cash and additional debt. PIK interest, computed at the contractual rate specified in the investment’s credit agreement, is accrued as interest income and recorded as interest receivable up to the interest payment date. On the interest payment date, the accrued interest receivable attributable to PIK is added to the principal balance of the investment. When additional debt is received on the interest payment date, it typically has the same terms, including maturity dates and interest rates, as the original loan. PIK interest generally becomes due on the investment’s maturity date or call date.

The Fund may earn various fees during the life of the loans. Such fees include, but are not limited to, syndication, commitment, administration, prepayment and amendment fees, some of which are paid to the Fund on an ongoing basis. These fees and any other income are recognized as earned. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income.
Costs associated with entering into an investment are included in the cost of the investment, and any costs incurred relating to an unconsummated investment are expensed.
Distributions received from an equity interest, limited liability company or a limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income, realized gain/(loss) or return of capital.
Investment Transactions
Investment transactions are accounted for on trade date. Realized gains (losses) on investments sold are recorded on the basis of specific identification method for both consolidated financial statement and U.S. federal income tax purposes. Payable for investments purchased and receivable for investments sold on the consolidated statements of assets and liabilities, if any, represents the cost of purchases and proceeds from sales of investment securities, respectively, for trades that have been executed but not yet settled.
Non-Accrual
Investments
Investments are placed on
non-accrual
status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual
status. Interest or dividend payments received on
non-accrual
investments may be recognized as income or applied to principal depending upon management’s judgment.
Non-accrual
investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2024, the Fund did not have any non-accrual
investments
Credit Facility Related Costs, Expenses and Deferred Financing Costs
The Credit Facilities (as defined in Note 4) are recorded at carrying value, which approximates fair value. Interest expense and unused commitment fees on the Credit Facilities are recorded on an accrual basis. Unused commitment fees are included in interest and borrowing expenses in the consolidated statements of operations. Deferred financing costs include capitalized expenses related to the closing of the Credit Facilities. Amortization of deferred financing costs is computed on the straight-line basis over the contractual term. The amortization of such costs is included in interest and borrowing expenses in the consolidated statements of operations, with any unamortized amounts included in deferred financing costs on the consolidated statements of assets and liabilities
Income Taxes
ASC 740, “Accounting for Uncertainty in Income Taxes” (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax positions. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are
“more-likely-than-not”
of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not
threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior year), the Fund has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.
The Fund will elect to be treated and intends to continue to qualify for federal income tax purposes as a RIC under Subchapter M of the Code. So long as the Fund is able to maintain its status as a RIC, it will generally not be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to its shareholders, and any tax liability related to income earned by the Fund will represent obligations of the Fund’s investors and will not be reflected on the financial statements of the Fund. To qualify and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income
and asset diversification requirements, and distribute at least 90% of its annual investment company taxable income, which is generally its net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year,

(ii) 98.2% of its capital gains in excess of capital losses for the one-year
period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years for which it paid no U.S. federal income taxes. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. As of June 30, 2024, and December 31, 2023, the Fund had no excise tax.
The Fund may be subject to taxes imposed by countries in which the Fund invests. Such taxes are generally based on income and/or capital gains earned or repatriated. Taxes are accrued and applied to net investment income, net realized gains and net unrealized gain (loss) as such income and/or gains are earned.
The Fund remains subject to examination by U.S. federal and state jurisdictions, as well as international jurisdictions, and upon completion of these examinations (if undertaken by the taxing jurisdiction) tax adjustments may be necessary and retroactive to all open tax years.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates and such differences could be material.
Distributions
Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to paid-in
capital in excess of par or distributable earnings, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible
expenses. These differences are determined in conjunction with the preparation of the Fund’s annual RIC tax return. Distributions to common shareholders are recorded on the ex-dividend
date. The amount to be paid out as a distribution is determined by the Board of Trustees of the Fund (the “Board”) each quarter and is generally based upon the earnings estimated by the Adviser. The Fund may pay distributions to its shareholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. This excess would be a tax-free
return of capital in the period and reduce the shareholder’s tax basis in its Common Shares. The Fund intends to timely distribute to its shareholders substantially all of its annual taxable income for each year, except that the Fund may retain certain net capital gains for reinvestment and, depending upon the level of the Fund’s taxable income earned in a year, the Fund may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. The specific tax characteristics of the Fund’s distributions will be reported to shareholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Fund will be able to declare such distributions in future periods.
The Fund has adopted a distribution reinvestment plan, pursuant to which the Fund will reinvest all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and the Fund declares, a cash dividend or other distribution, then its shareholders who have not opted out of the distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
Offering Cost and Organizational Expenses
Organization expenses include, among other things, the cost of incorporating the Fund and the cost of legal services and other fees pertaining to the Fund’s organization. These costs are expensed as incurred. For the three and six months ended June 30, 2024, the Fund incurred organizational expenses of $699,197 and $851,735, respectively, which will be paid on behalf of the Fund by the Adviser and have been recorded as an expense on the statement of operations. For the period from June 8, 2023 (Inception) to June 30, 2023 the Fund incurred organizational expenses of $277,209. A portion of the organizational expenses remained payable as of June 30 ,2024 and December 31, 2023 and the reimbursement of organizational expenses, pursuant to the Fund’s Expense Support and Conditional Reimbursement Agreement, as defined below, has been recorded as receivable due from Adviser in the statement of assets and liabilities.

The Fund’s offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Fund’s registration statement (and any amendments or supplements thereto) relating to the Offering and associated marketing materials. For the three and six months ended June 30, 2024, the Fund incurred offering expenses of $155,257 and $966,019, respectively. For the period from June 8, 2023 (Inception) to June 30, 2023 the Fund incurred
offering expenses
 of $242,686
. As of June 30, 2024 and December 31, 2023 offering costs payable was $362,545 and $617,381, respectively, and have been recorded in payable to Adviser and as an offering cost payable in statement of assets and liabilities, respectively. Offering expenses are recorded as deferred offering costs on the statement of assets and liabilities and then will be subsequently amortized to expense on the Fund’s statement of operations over 12 months from the commencement of operations.

3.	Related Party Transactions
Investment Advisory Agreement
The Fund entered into an Amended and Restated Investment Advisory Agreement (the “Advisory Agreement”) with the Adviser, purs
u
ant to which the Adviser will manage the Fund on
a day-to-day basis.
The Adviser is responsible for determining the composition of the Fund’s portfolio, making investment decisions, monitoring the Fund’s investments, performing due diligence on prospective portfolio companies, exercising voting rights in respect of portfolio securities, obtaining and managing financing facilities and other forms of leverage and providing the Fund with such other investment advisory and related services as the Fund may, from time to time, reasonably require for the investment of capital.
The Fund will pay the Adviser a fee for its services under the Advisory Agreement consisting of two components, a management fee and an incentive fee. The cost of both the management fee and the incentive fee is ultimately borne by the shareholders.
Prior to the effective date of the Advisory Agreement, the Adviser provided investment advisory services pursuant to an investment advisory agreement between the Fund and the Adviser, initially effective as of April 30, 2024 (the “Prior Investment Advisory Agreement”). The terms of the Prior Investment Advisory Agreement are materially identical to the Advisory Agreement. The Prior Investment Advisory Agreement automatically terminated upon the effective date of the Advisory Agreement.
Management Fee
The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For the first calendar month in which the Fund has commenced the Offering, net assets are measured as of the date on which the Fund commences the Offering.
For the three and six months ended June 30, 2024, the Fund incurred management fees of $230,990 and $230,990, respectively which remains payable as of June 30, 2024. For the period from June 8, 2023 (Inception) to June 30, 2023, the Fund did not incur any management fees.
Incentive Fee
The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Fund’s income and a portion is based on a percentage of the Fund’s capital gains, each as described below.
Incentive Fee Based on Income
The portion based on the Fund’s income is based on
Pre-Incentive
Fee Net Investment Income Returns attributable to each class of the Fund’s Common Shares.
“Pre-Incentive
Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up
fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Advisory Agreement and an administration agreement with the Fund’s administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding the incentive fee and shareholder servicing and/or distribution fees).
Pre-Incentive
Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind
(“PIK”) interest and
zero-coupon
securities), accrued income that the Fund has not yet received in cash.
Pre-Incentive
Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from
Pre-Incentive
Fee Net Investment Income Returns.
Pre-Incentive
Fee Net Investment Income Returns, expressed as a rate of return on the value of the Fund’s net assets at the end of the immediately preceding quarter, are compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).
The Fund pays the Adviser an incentive fee quarterly in arrears with respect to the Fund’s
Pre-Incentive
Fee Net Investment Income Returns in each calendar quarter as follows:

•
No incentive fee based on
Pre-Incentive
Fee Net Investment Income Returns in any calendar quarter in which the Fund’s
Pre-Incentive
Fee Net Investment Income Returns attributable to the applicable share class do not exceed the hurdle rate of 1.25% per quarter (5.0% annualized);

•
100% of the dollar amount of the Fund’s
Pre-Incentive
Fee Net Investment Income Returns with respect to that portion of such
Pre-Incentive
Fee Net Investment Income Returns attributable to the applicable share class, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). This portion of the
Pre-Incentive
Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) is referred to as the
“catch-up.”
The
“catch-up”
is meant to provide the Adviser with approximately 12.5% of the Fund’s
Pre-Incentive
Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and

•
12.5% of the dollar amount of the Fund’s
Pre-Incentive
Fee Net Investment Income Returns attributable to the applicable share class, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up
is achieved, 12.5% of all
Pre-Incentive
Fee Net Investment Income Returns thereafter are allocated to the Adviser.

These calculations are
pro-rated
for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter.
The Fund did not incur income-based incentive fees for the three and six months ended June 30, 2024 and for the period from June 8, 2023 (Inception) to June 30, 2023.
Incentive Fee Based on Capital Gains
The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:

•
12.5% of cumulative realized capital gains attributable to the applicable share class from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee by the applicable share class for all prior periods. The Fund accrues, but does not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Fund were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Investment Advisers Act of 1940, as amended, including Section 205 thereof.
For purposes of computing the Fund’s incentive fee on income and the incentive fee on capital gains, the calculation methodology looks through derivative financial instruments or swaps as if the Fund owned the reference assets directly. The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated.

For the three and six months ended June 30, 2024, the Fund incurred capital gain incentive fees of $47,109 and $47,109, respectively of which $47,109. As of June 30, 2024 and December 31, 2023 incentive fee payable was $47,109 and $0, respectively. For the period from June 8, 2023 (Inception) to June 30, 2023, the Fund did not incur any incentive fees.
Sub-Advisory
Agreement
The Adviser and AB (AB in its capacity as
sub-adviser,
“AB High Yield”) intend to enter into an Investment
Sub-Advisory
Agreement (the
“Sub-Advisory
Agreement”), the terms of which will provide AB High Yield with broad delegated authority to oversee the broadly syndicated loan and other liquid investment allocation. The Fund’s broadly syndicated loan and other liquid investments will be managed by AB High Yield pursuant to the
Sub-Advisory
Agreement. The Adviser will pay AB High Yield monthly in arrears, 25% of the management fee and 25% of the incentive fees pursuant to the
Sub-Advisory
Agreement.
Administration Agreement
The Fund intends to enter into an Administration Agreement with AB Private Credit Investors LLC (in its capacity as administrator, the “Administrator”). Under the terms of the Administration Agreement, the Administrator will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Fund’s other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Fund will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. The Fund also will be liable to reimburse the Administrator for the Fund’s allocable portion of compensation of the Administrator’s personnel, including but not limited to: (i) the Fund’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment
professionals at the Administrator that perform duties for the Fund; and (iii) any internal audit group personnel of the Administrator or any of its affiliates. The Administrator may defer or waive rights to be reimbursed for the costs and expenses noted above including the Fund’s allocable portion of compensation of the Administrator’s personnel, subject to the limitations described in the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Fund will reimburse the Administrator for any services performed for the Fund by such affiliate or third party. The Administrator intends to hire a sub-administrator
to assist in the provision of administrative services. The
sub-administrator
will receive compensation for its
sub-administrative
services under a
sub-administration
agreement.
Costs and expenses of AB Private Credit Investors LLC in its capacity as both the Administrator and the Adviser that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator. The Fund will not reimburse the Administrator for any services for which it receives a separate fee, or for (a) rent, depreciation, utilities, capital equipment or other administrative items and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any controlling person of the Administrator. The Administrator will not charge the Fund any fees for its services as Administrator.
Managing Dealer Agreement
The Fund intends to enter into a Managing Dealer Agreement with AllianceBernstein Investments, Inc. (the “Managing Dealer”), pursuant to which the Managing Dealer will agree to, among other things, manage the Fund’s relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of Common Shares, which are referred to as “participating brokers,” and financial advisers. The Managing Dealer will also coordinate the Fund’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, the Fund’s investment strategies, material aspects of the Fund’s operations and subscription procedures. The Adviser may use its management fee revenues, as well as its past profits or its resources from any other source to pay the Managing Dealer for expenses incurred in connection with providing services intended to result in the sale of shares of the Fund and/or shareholder support services. The Fund will not pay referral or similar fees to the Managing Dealer or any accountants, attorneys or other persons in connection with the distribution of the Fund’s shares.

Expense Support and Conditional Reimbursement Agreement
The Fund intends to enter into the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement, the Adviser is obligated to advance the Fund’s Operating Expenses (as defined below) (each, a “Required Expense Payment”) to the extent that such expenses exceed 1.00% (on an annualized basis) of the Fund’s NAV. Any Required Expense Payment must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds, and/or offset against amounts due from the Fund to the Adviser or its affiliates. For purposes hereof, “Operating Expenses” means all of the Fund’s operating costs and expenses incurred (including organization and offering expenses), as determined in accordance with GAAP for investment companies, less base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and borrowing costs.
The Adviser may elect to pay certain additional expenses on the Fund’s behalf, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Fund (a “Voluntary Expense Payment”). Any Voluntary Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Fund to the Adviser or its affiliates.
Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Fund’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Fund shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Fund within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Fund shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Fund’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Fund’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Fund on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
No Reimbursement Payment for any quarter shall be made if: (1) the Fund’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Fund’s Operating Expense Ratio exceeds 1.00% (on an annualized basis). The “Operating Expense Ratio” is calculated by dividing Operating Expenses, by the Fund’s monthly average net assets.
The Fund’s obligation to make a Reimbursement Payment shall automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.
For the three and six months ended June 30, 2024, the Fund is entitled to re imb
ursements from the Adviser in the amount of $1,500,250 and $1,652,788, respectively. For the period from June 8, 2023 (Inception) to June 30, 2023, the Fund incurred
reimbursements
 of $277,209. As of June 30, 2024, the cumulative amount subject to recoupment by the Adviser amounts to $2,307,027.
Transfer Agency Agreement
On August 7, 2024, the Fund and AllianceBernstein Investor Services, Inc. (“ABIS”), an affiliate of the Fund, entered into an agreement pursuant to which ABIS will provide transfer agent services to the Fund. The Fund bears the expenses related to the agreement with ABIS.
For the three and six months ended June 30, 2024, the Fund incurred $5,444 and $5,444 , respectively, in transfer agent fees. As of June 30, 2024 and December 31, 2023, $5,444 and $0, respectively, of accrued transfer agent fees remained payable. For the period from June 8, 2023 (Inception) to June 30, 2023, the Fund did not incur any transfer agent fees.

Co-investment
Activity
The Fund may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the trustees who are not interested persons, and in some cases, the prior approval of the SEC. The Fund, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Fund to co-invest
with other funds managed by the Adviser or its affiliates in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Fund generally is permitted to co-invest
with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board makes certain conclusions in connection with a co-investment
transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Fund and its shareholders and do not involve overreaching of the Fund or its shareholders by another participant in the co-investment
transaction, (2) the transaction is consistent with the interests of the Fund’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Fund, and the Fund’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Fund would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. As a result of exemptive relief, there could be significant overlap in the Fund’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to the Fund’s.

4.	Borrowings
Credit Facilities
Scotia Credit Facility
On May 2, 2024, the Fund entered into a Senior Secured Credit Agreement with The Bank of Nova Scotia, as the administrative agent, and the lenders party thereto from time to time (the “Scotia Credit Facility”).
The Scotia Credit Facility will be guaranteed by certain of the Fund’s domestic subsidiaries that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). Proceeds of the Scotia Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
The Scotia Credit Facility provides for a revolving credit facility in an initial amount of up to $75,000,000 subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness. Maximum capacity under Scotia Credit Facility may be increased to $400,000,000 through the exercise by the Fund of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Scotia Credit Facility also provides for a term loan in an aggregate principal amount of $25,000,000. The Scotia Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions, and includes a $15,000,000 sublimit for swingline loans.
The availability period with respect to the revolving credit facility under the Scotia Credit Facility will terminate on May 2, 2028 (the “Commitment Termination Date”) and the Scotia Credit Facility will mature on May 2, 2029 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Fund will be obligated to make mandatory prepayments under the Scotia Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Fund may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Scotia Credit Facility in U.S. dollars will bear interest at either (i) term SOFR plus a margin of 2.15% per annum, or (ii) the alternate base rate plus a margin of 1.15% per annum. The Fund may elect either the term SOFR or alternate base rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Fund’s option, subject to certain conditions. Amounts drawn under the Scotia Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin (including any applicable credit spread adjustment). The Fund will also pay a fee of 0.375% on daily undrawn amounts under the Scotia Credit Facility.
The Scotia Credit Facility includes customary covenants, including certain limitations on the incurrence by the Fund of additional indebtedness and on the Fund’s ability to make distributions to its shareholders, or redeem, repurchase or retire common shares, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default.

ABPLF Credit Facility
On May 2, 2024, ABPLF entered into a Credit Agreement with ABPLF as borrower, the Adviser, as collateral manager, the lenders from time to time parties thereto, The Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral administrator and collateral agent, and U.S. Bank National Association, as custodian (the “ABPLF Credit Facility” and, together with the Scotia Credit Facility, the “Credit Facilities”). The ABPLF Credit Facility provides for a total commitment amount of up to $200,000,000, which is split between the
Class A-R
Loans and the Swingline Loans, on a revolving basis, and in the case of the
Class A-T
Loans, on a term basis. The total
Class A-R
commitment as of the closing date is $25,000,000 and will increase automatically to (x) $50,000,000 on the two-month
anniversary of the closing date and (y) $100,000,000 on the eight-month anniversary of the closing date. The total
Class A-T
commitment as of the closing date is $100,000,000. Amounts drawn under the ABPLF Credit Facility, will bear interest at either the Term SOFR Reference Rate, or the weighted average of the Commercial Paper Rate, the Liquidity Funding Rate and the Credit Funding Rate (each as defined in the ABPLF Credit Agreement, the “Applicable Rate”), in each case, plus a margin. Advances used to finance the purchase or origination of any eligible loans under the
ABPLF Credit Facility initially bear interest at the Applicable Rate plus a spread of
2.50%. After the expiration of a
two-year
reinvestment period, the applicable margin on outstanding advances will be increased by 0.50% per annum. The availability period with respect to the revolving commitments under the ABPLF Credit Facility will terminate on May 2, 2026.
The ABPLF Credit Facility is secured by ABPLF’s right, title and interest in the pledged collateral, which includes (but is not limited to): all collateral loans; the custodial accounts, the eligible accounts, and the eligible investments; cash, money, securities, reserves and other property of ABPLF; all related property; and certain agreements entered into in connection with the ABPLF Credit Facility. The stated maturity date of the ABPLF Credit Facility is May 2, 2033.
The ABPLF Credit Facility includes customary covenants, including certain limitations on the incurrence by ABPLF of additional indebtedness, as well as customary events of default.
The Fund’s outstanding borrowings through the Credit Facilities as of June 30, 2024 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
Scotia Credit Facility	$75,000,000	$36,000,000	$39,000,000	$36,000,000
Scotia Term Loan	25,000,000	25,000,000	—	25,000,000
ABPLF Credit Facility	25,000,000	18,000,000	7,000,000	18,000,000
ABPLF Term Loan	100,000,000	100,000,000	—	100,000,000

Total	$225,000,000	$179,000,000	$46,000,000	$179,000,000

As of June 30, 2024, deferred financing costs and debt issuance costs were $1,766,079 and $1,261,485, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.
Interest Expense on Borrowings
For the three and six months ended June 30, 2024 and for the period from June 8, 2023 (Inception) to June 30, 2023 the components of interest and other debt expenses related to the borrowings were as follows:

	For the three months ended June 30, 2024		For the six months ended June 30, 2024		For the Period from June 8, 2023 (Inception) to June 30, 2023
Interest and borrowing expenses	$2,285,481		$2,285,481		$—
Commitment fees	25,375		25,375		—
Amortization of deferred financing costs	392,002		392,002		—

Total	$2,702,858		$2,702,858		$—

Weighted average interest rate (1)	9.27	% (2)	9.27	% (2)	—
Average outstanding balance	$177,766,667	(2)	$177,766,667	(2)	$—

(1)	Calculated as the amount of the stated interest and borrowing expense divided by average borrowings for the period.
(2)	Calculated for the period from initial drawdowns of the Credit Facilities through June 30, 2024

5.	Fair value Measurement
The Fund determines the NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities, including accrued fees and expenses, attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made.
The Fund conducts the valuation of its investments, upon which our NAV is based, at all times consistent with GAAP and the 1940 Act. The Fund values its investments in accordance with ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices or values derived from such prices over entity-specific inputs. Additional information regarding the fair value hierarchy of ASC 820 follows below. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.
ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings, and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC 820, these inputs are summarized in the three levels listed below:

•	Level 1 - Valuations are based on unadjusted, quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 - Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.
Pursuant to the amended SEC Rule
2a-5
the 1940 Act, the Board designated the Adviser as the Fund’s “valuation designee.” In this capacity, the Adviser is responsible, among other things, for making all fair value determinations relating to the Fund’s portfolio investments, subject to the Board’s oversight.
Active, publicly traded instruments are classified as Level 1 and their values are generally based on quoted market prices, even if both the market’s normal daily trading volume is not sufficient to absorb the quantity held and placing orders to sell the position in a single transaction might affect the quoted price.
The Fund’s valuation policy considers the fact that no ready market may exist for many of the securities in which it invests and that fair value for its investments must be determined using unobservable inputs.
Investments that are listed or traded on an exchange and are freely transferrable are valued at either the closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) on the principal exchange on which the investment is listed or traded. Investments for which other market quotations are readily available will typically be valued at those market quotations. To validate market quotations, the Fund uses a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Where it is possible to obtain reliable, independent market quotations from a third party vendor, the Fund will use these quotations to determine the value of its investments. The Fund utilizes mid-market
pricing (i.e.,
mid-point
of average bid and ask prices) to value these investments. The Adviser obtains these market quotations from independent pricing services, if available; otherwise from at least two principal market makers or primary market dealers. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.
Where prices or inputs are not available, or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment will be utilized. Securities that are not publicly traded or whose market prices are not readily available, as is the case for a substantial portion of the Fund’s investments, are valued at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board, based on, among other things, the input of the Adviser and independent third-party valuation firms engaged at the direction of the Board to review the Fund’s investments. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity. The Board may modify the Fund’s valuation procedures from time to time.
With respect to the quarterly valuation of investments, the Fund undertakes a multi-step valuation process each quarter in connection with determining the fair value of its investments for which reliable market quotations are not readily available as of the last calendar day of each quarter, which includes, among other procedures, the following:

•
The valuation process begins with each loan being preliminarily valued by the Adviser’s Fair Value Committee (the “ Fair Value Committee”) in conjunction with the Adviser’s investment professionals responsible for each portfolio investment;

•
An independent valuation firm is engaged to prepare
quarter-end
valuations for the majority of investments, as determined by the Adviser. The independent valuation firm undertakes a full analysis of the investments and provides a range of values on such investments to the Adviser. The independent valuation firm also provides analyses to support their valuation methodology and calculations;

•	For investments not valued by an independent valuation firm, the Adviser will determine the valuation and the independent valuation firm will provide a positive assurance;

•	The Adviser’s Fair Value Committee reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and to ensure the valuations are reasonable; and

•
The Audit Committee reviews the valuation recommendations made by the Adviser’s Fair Value Committee, including the independent valuation firms’ quarterly valuations, and once approved, recommends them for approval by the Board.

When the Fund determines its NAV as of the last day of a month that is not also the last day of a calendar quarter, the Adviser’s valuation team will prepare preliminary fair value estimates for each investment consistent with the methodologies set forth in the valuation policy. If an individual asset for which reliable market quotations are not readily available is known by the Adviser’s valuation team to have experienced a significant observable change since the most recent quarter end, an independent valuation firm may from time-to-time
be asked by the Adviser’s valuation team to provide an independent fair value range for such asset. The independent valuation firm will provide a final range of values for each such investment to the Adviser’s Fair Value Committee, along with analyses to support its valuation methodology and calculations.
A significant observable event generally refers to the material loss of physical assets, a payment default or payment deferral, a bankruptcy filing or a liquidity event relating to the interests held or the issuer.
As part of the valuation process, the Fund will take into account relevant factors in determining the fair value of its investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant, of: (i) the estimated enterprise value of a portfolio company, generally based on an analysis of discounted cash flows, publicly traded comparable companies and comparable transactions, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, and (v) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Fair Value Committee or its delegates will consider whether the pricing indicated by the external event corroborates its valuation.

In determining the fair value of the Fund’s Level 3 debt and equity positions, the Adviser and the independent valuation firms use the following factors where relevant: loan to value (“LTV”) based on an enterprise value determined using the original purchase price, public equity comparable, recent M&A transaction, and a discounted cash flow (“DCF”) analysis, and yields from comparable loans, comparable high yield bonds, high yield indexes and loan indexes (“comparable yields”).
Due to the inherent uncertainty of valuations, however, estimated fair values may differ from the values that would have been used had a readily available market for the securities existed and the differences could be material.
The following tables summarizes the valuation of the Fund’s investments as of June 30, 2024:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$6,954,125	$—	$—	$6,954,125

Total Cash Equivalents	$6,954,125	$—	$—	$6,954,125

Assets*
1st Lien/Senior Secured Debt	$—	$—	$280,119,394	$280,119,394
2nd Lien/Junior Secured Debt	—	—	936,454	936,454
Total	$—	$—	$281,055,848	$281,055,848

Total assets				$288,009,973

*	See consolidated schedule of investments for industry classifications.
The following is a reconciliation of Level 3 Assets for the six months ended June 30, 2024:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Total
Balance as of January 1, 2024	$—	$—	$—
Purchases (including PIK)	282,790,345	901,862	283,692,207
Sales and principal repayments	(3,169,800)	—	(3,169,800)
Net amortization of premium/discount	154,441	2,139	156,580
Net change in unrealized appreciation (depreciation)	344,408	32,453	376,861

Balance as of June 30, 2024	$280,119,394	$936,454	$281,055,848

Change in unrealized appreciation (appreciation) for investments still held	344,408	32,453	376,861
The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of June 30, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of June 30, 2024	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$280,119,394	Market Yield Analysis	Market Yield	8.8% - 13.3% (10.9%)	Decrease
2nd Lien/Junior Secured Debt	936,454	Market Yield Analysis	Market Yield	14.9%	Decrease

Total Assets	$281,055,848

(1)	Weighted averages are calculated based on fair value of investments.

6.	Commitments and Contingencies
Commitments
The Fund may enter into commitments to fund investments. As of June 30, 2024 the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment type as of June 30, 2024:

			6/30/2024
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
AAH Topco, LLC	Revolver	12/22/2027	278,823	(3,529)
Admiral Buyer, Inc	Revolver	5/8/2028	481,484	(6,095)
Avalara, Inc	Revolver	10/19/2028	397,545	—
Avant Communications, LLC	Revolver	11/30/2026	216,876	—
Azurite Intermediate Holdings, Inc	Delayed Draw Term Loan	3/30/2026	746,881	(5,644)
Azurite Intermediate Holdings, Inc	Revolver	3/19/2031	329,439	(5,017)
Banneker V Acquisition, Inc.	Revolver	12/4/2025	187,958	(2,862)
Bonterra LLC	Revolver	9/8/2027	65,437	(164)
Brightspot Buyer, Inc	Revolver	11/16/2027	98,815	(2,017)
BSI2 Hold Nettle, LLC	Revolver	6/30/2028	181,610	(2,766)
BusinesSolver.com, Inc.	Delayed Draw Term Loan	12/1/2024	351,144	—
BV EMS Buyer, Inc.	Revolver	11/23/2027	23,354	(117)
Coding Solutions ACQ Inc.	Revolver	5/11/2028	199,282	(3,035)
Community Based Care Acquisition, Inc.	Revolver	9/16/2027	288,437	(4,392)
Community Based Care Acquisition, Inc.	Delayed Draw Term Loan	9/30/2024	60,951	(461)
Community Brands Parentco, LLC	Revolver	2/24/2028	183,446	—
Datacor, Inc.	Revolver	3/13/2029	275,831	—
Datacor, Inc.	Delayed Draw Term Loan	3/13/2026	1,379,153	—
Demeter Merger Sub LLC	Delayed Draw Term Loan	11/1/2024	864,078	—
Demeter Merger Sub LLC	Revolver	5/1/2029	345,631	—
EET Buyer, Inc.	Revolver	11/8/2027	378,886	(950)
Exterro, Inc.	Revolver	6/1/2027	311,967	—
Foundation Risk Partners, Corp.	Revolver	10/29/2029	446,007	(1,118)
Fusion Holding Corp	Revolver	9/15/2027	334,178	(6,820)
GS AcquisitionCo, Inc.	Revolver	5/25/2028	26,693	(134)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	116,626	(586)
Hirevue, Inc.,	Revolver	5/3/2029	467,743	(3,535)
Honor HN Buyer, Inc	Revolver	10/15/2027	102,500	—
Honor HN Buyer, Inc	Delayed Draw Term Loan	8/26/2024	255,921	—
Iodine Software, LLC	Revolver	5/19/2027	372,658	—
Iodine Software, LLC	Delayed Draw Term Loan	10/18/2024	1,119,649	—
Mavenlink, Inc	Revolver	6/3/2027	48,670	(993)

			6/30/2024
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
Medical Management Resource Group, L.L.C.	Revolver	9/30/2026	35,902	(1,110)
MMP Intermediate, LLC	Revolver	2/15/2029	236,193	(1,785)
MSP Global Holdings,Inc	Revolver	4/9/2029	338,119	(6,022)
MSP Global Holdings,Inc	Delayed Draw Term Loan	4/8/2026	218,758	(3,896)
Navigate360, LLC	Revolver	3/17/2027	76,660	(1,365)
Navigate360, LLC	Delayed Draw Term Loan	3/6/2025	588,025	(10,474)
NMI AcquisitionCo, Inc.	Revolver	9/6/2028	192,498	(4,936)
Ping Identity Corporation	Revolver	10/17/2028	449,029	—
Priority Ondemand Midco 2,L.P	Delayed Draw Term Loan	7/15/2026	1,107,696	—
Ranger Buyer Inc	Revolver	11/18/2027	363,910	(912)
Rep Tec Intermediate Holdings,Inc.,	Revolver	12/1/2027	96,955	—
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	374,543	—
Sandstone Care Holdings,LLC	Revolver	6/28/2028	165,938	—
Sandstone Care Holdings,LLC	Delayed Draw Term Loan	6/28/2025	283,478	—
Sauce Labs Inc	Revolver	8/16/2027	487,754	(12,506)
Sauce Labs Inc	PIK Delayed Draw Term Loan	2/10/2025	652,432	(9,936)
Serrano Parent, LLC	Revolver	5/13/2030	530,164	(10,820)
Soladoc, LLC	Revolver	6/12/2028	222,404	(8,066)
Telcor Buyer Inc	Revolver	8/20/2027	113,196	(284)
Thrive Buyer, Inc	Revolver	1/22/2027	33,296	—
Towerco IV Holdings, LLC	Delayed Draw Term Loan	3/2/2026	380,227	—
Ungerboeck Systems International, LLC	Revolver	4/30/2027	17,384	(176)
Vehlo Purchaser, LLC	Revolver	5/24/2028	165,417	(1,250)
Veracross LLC	Revolver	12/28/2027	125,651	(1,269)
Visionary Buyer LLC	Delayed Draw Term Loan	3/23/2026	1,702,299	(21,548)
Visionary Buyer LLC	Revolver	3/21/2030	425,575	(5,387)
Wealth Enhancement Group, LLC	Revolver	10/4/2027	176,661	—
Zendesk, Inc.	Revolver	11/22/2028	497,725	—
Zendesk, Inc.	Delayed Draw Term Loan	11/22/2024	1,208,761	—
Total			22,204,323	(151,977)

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Net of capitalized fees, expenses and original issue discount (“OID”).
(3)
A negative fair value was reflected as investments, at fair value, in the consolidated statements of assets and liabilities. The negative fair value is the result of the capitalized discount on the loan.

Contingencies
In the normal course of business, the Fund enters into contracts that provide a variety of general indemnifications. Any exposure to the Fund under these arrangements could involve future claims that may be made against the Fund. Currently, no such claims exist or are expected to arise and, accordingly, the Fund has not accrued any liability in connection with such indemnifications.

7.	Net Assets
Distribution Reinvestment Plan
On May 30, 2024, the Fund adopted a distribution reinvestment plan. See Note 2–Significant Accounting Policies–Distributions.
No shares were distributed pursuant to the distribution reinvestment plan during the six months ended June 30, 2024.
Share Repurchase Program
Beginning no later than the first full calendar quarter following the date on which the Offering begins, and at the discretion of the Board, the Fund intends to commence a share repurchase program in which the Fund intends to repurchase, in each quarter, up to 5% of the Fund’s Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Fund’s best interest and the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter.
The Fund expects to repurchase shares pursuant to tender offers each quarter using a purchase price that will be disclosed in accordance with Securities Exchange Act of 1934, as amended (the “Exchange Act”), tender offer rules, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such purchase price (an “Early Repurchase Deduction”).
The one-year holding
period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders.
The Fund intends to conduct the repurchase offers in accordance with the requirements of Rule 13e-4 promulgated
under the Exchange Act and the 1940 Act. All shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

8.	Initial Portfolio
On May 1, 2024, the Fund acquired from Equitable Financial Life Insurance Company, an affiliated insurance company owned by Equitable Holdings, Inc. (the “Seller”), a select portfolio of directly originated, privately negotiated corporate loans to borrowers in the U.S. middle market (the “Initial Portfolio”). The Fund issued 4,400,000 Class I shares at $25.00 per share and used $171.3 million of $178.0 million total borrowings under the Scotia Credit Facility, to purchase the Initial Portfolio from the Seller for an aggregate purchase price of $281.3 million.

9.	Financial Highlights
Below is the schedule of financial highlights of the Fund for Class I shares for the six months ended June 30, 2024:

Per Share Data: (1)
Net asset value, beginning of period	$25.00
Net investment income (loss)	0.58
Net realized and unrealized gains (losses) on investments	0.08

Net increase (decrease) in net assets resulting from operations	$0.66

Net asset value, end of period	$25.66
Shares outstanding, end of period	4,400,000
Total return at net asset value before incentive fees (2)(3)	2.69%
Total return at net asset value after incentive fees (2) (3)	2.64%
Ratio/Supplemental Data:
Net assets, end of period	$112,907,897
Ratio of total expenses to weighted average net assets (4) (5)	14.91%
Ratio of net expenses to weighted average net assets (4) (5)	10.97%
Ratio of net investment income (loss) before waivers to weighted average net assets (4) (5)	5.39%
Ratio of net investment income (loss) after waivers to weighted average net assets (4)(5)	9.32%
Ratio of interest and credit facility expenses to weighted average net assets (4)	9.63%
Ratio of incentive fees to weighted average net assets (4)	0.08%
Portfolio turnover rate (4)	1.13%
Asset coverage ratio (6)	163%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)
Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s distribution reinvestment plan.

(3)	Not annualized.
(4)	Annualized, except for incentive fees.
(5)	Annualized, except for offering and organizational expenses.
(6)	Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

10.	Subsequent Events
Subsequent events after the date of the Consolidated Statements of Assets and Liabilities have been evaluated through the date the consolidated financial statements were issued. Other than the item discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements
On August 7, 2024, the Fund entered into the Advisory Agreement with the Adviser, the Administration Agreement with the Administrator, the Managing Dealer Agreement with the Managing Dealer and the Expense Support Agreement with the Adviser.
On August 7, 2024 the Adviser entered into the Sub-Advisory Agreement with AB High Yield.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form
10-Q
(this “Quarterly Report”) contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Fund, its current and prospective portfolio investments, its industry, its beliefs and opinions, and its assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Fund’s control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair the Fund’s portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of the Fund’s investments in such portfolio companies;

•
such an economic downturn could disproportionately impact the companies that the Fund intends to target for investment, potentially causing the Fund to experience a decrease in investment opportunities and diminished demand for capital from these companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair the Fund’s lending and investment activities;

•	interest rate volatility could adversely affect the Fund’s results, particularly if the Fund elects to use leverage as part of its investment strategy;

•	the Fund’s future operating results;

•	the Fund’s business prospects and the prospects of the Fund’s portfolio companies;

•	the Fund’s contractual arrangements and relationships with third parties;

•	the ability of the Fund’s portfolio companies to achieve their objectives;

•	competition with other entities and the Fund’s affiliates for investment opportunities;

•	the speculative and illiquid nature of the Fund’s investments;

•	the use of borrowed money to finance a portion of the Fund’s investments;

•	the adequacy of the Fund’s financing sources and working capital;

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of the Fund’s portfolio companies;

•	the ability of the Adviser and AB High Yield (as defined below) to locate suitable investments for the Fund and to monitor and administer the Fund’s investments;

•	the ability of the Adviser and AB High Yield to attract and retain highly talented professionals;

•
the Fund’s ability to qualify and maintain its qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);

•	the effect of legal, tax and regulatory changes; and

•
the other risks, uncertainties and other factors the Fund identifies under “Risk Factors” in its prospectus, as filed with the SEC on August 7, 2024, as amended on August 22, 2024 and as may be amended and supplement further from time to time (the “Prospectus”).

Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by the Fund that the Fund’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in the Prospectus, and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, the Fund assumes no duty and does not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this Quarterly Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because the Fund is an investment company.

The following analysis of the Fund’s financial condition and results of operations should be read in conjunction with the Fund’s consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report.
Overview
The Fund is an externally managed,
non-diversified
closed-end
management investment company that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). Formed as a Delaware statutory trust on June 8, 2023, the Fund is externally managed by AB Private Credit Investors LLC (the “Adviser” or
“AB-PCI”),
which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as investment adviser with the U.S. Securities and Exchange Commission (“SEC”). We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code.
Under the Fund’s Advisory Agreement (as defined below), the Fund has agreed to pay the Adviser an annual management fee as well as an incentive fee based on its investment performance. Also, under the Administration Agreement (as defined below), the Fund has agreed to reimburse the Adviser (in its capacity as administrator, the “Administrator”) for the allocable portion of expenses incurred by the Administrator in performing its obligations under the Administration Agreement. The Fund also will be liable to reimburse the Administrator for the Fund’s allocable portion of compensation of the Administrator’s personnel, including but not limited to the compensation and related expenses of the Fund’s chief compliance officer, chief financial officer and their respective staffs. The Administrator may defer or waive rights to be reimbursed for the costs and expenses noted above including the Fund’s allocable portion of compensation of the Administrator’s personnel. The Administrator will not charge the Fund any fees for its services as Administrator.
AB-PCI
and AB High Yield (as defined below) are both affiliates and subsidiaries of AllianceBernstein L.P. (“AB”).
The Fund’s investment objective is to generate attractive risk-adjusted returns, predominantly in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation. The portfolio is expected to consist primarily of directly originated, privately negotiated corporate loans to borrowers in the US middle market, typically involving a private equity backed issuer, and in more limited instances, venture capital supported or independently owned issuers. The Fund seeks to additionally invest in broadly syndicated loans and bonds from private and public issuers to facilitate the immediate deployment of investors’ capital subscriptions, maintain liquidity requirements, and for opportunistic purposes.
The Fund’s investment strategy focuses on directly originated, privately negotiated senior secured credit investments in primarily U.S.-based middle market companies. The Fund will primarily invest in businesses with enterprise values of $200.0 million to $2.0 billion and/or EBITDA between $10.0 million and $75.0 million, at the time of investment. The enterprise value of a company is defined as equity value, plus debt, less cash and is calculated based on a range of valuation techniques, including discounted cash flows, publicly traded comparable company analysis, and comparable transactions analysis. Calculations of EBITDA may be subject to various adjustments deemed appropriate by
AB-PCI.
Examples include, but are not limited to,
non-cash
expenses,
non-recurring
expenses, expected synergies or cost reductions,
run-rate
impact of new locations or assets, and acquisition or disposition related adjustments. The Fund may invest in larger or smaller companies if they operate in a sector where
AB-PCI
has expertise and/or exhibit credit characteristics consistent with our investment process, and where we believe an attractive relative risk-adjusted return can be generated for investors.
The Fund is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). For so long as the Fund remains an emerging growth company under the JOBS Act, the Fund will be subject to reduced public company reporting requirements. The Fund expects to remain an emerging growth company until the earliest of:

•	the last day of the Fund’s fiscal year in which the fifth anniversary occurs of the date of the first sale of common equity securities pursuant to an effective registration statement;

•	the end of the fiscal year in which the Fund’s total annual gross revenues first equal or exceed $1.235 billion;

•	the date on which the Fund has, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

•
the last day of a fiscal year in which the Fund (1) has an aggregate worldwide market value of shares of its common stock held by non-affiliates
of $700.0 million or more, computed at the end of each fiscal year as of the last business day of the Fund’s most recently completed second fiscal quarter and (2) has been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

Under the JOBS Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Fund is exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that the Fund’s independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as the Fund ceases to be an emerging growth company and becomes an accelerated filer as defined in Rule
12b-2
under the Exchange Act. This may increase the risk that material weaknesses or other deficiencies in the Fund’s internal control over financial reporting go undetected.
Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Fund intends to take advantage of the extended transition period.
Initial Portfolio
On May 1, 2024, shortly prior to our election to be regulated as a BDC, and in order to avoid the blind pool-aspects typically associated with the launch of a new fund, the Fund acquired from Equitable Financial Life Insurance Company, an affiliated insurance company owned by Equitable Holdings, Inc. (the “Seller”), a select portfolio of directly originated, privately negotiated corporate loans to borrowers in the U.S. middle market (the “Initial Portfolio”). The Fund issued 4,400,000 Class I shares at $25.00 per share and used $171.3 million of $178.0 million total borrowings under the Scotia Credit Facility (as defined below), to purchase the Initial Portfolio from the Seller for an aggregate purchase price of $281.3 million. The Fund purchased the Initial Portfolio pursuant to the terms of an Asset Purchase Agreement and a Subscription Agreement by and between us and the Seller.
The Initial Portfolio is comprised of performing U.S. dollar-denominated private credit investments that the Fund believes exhibit attractive risk-adjusted returns, diversification and qualities consistent with those prioritized by
AB-PCI
during the investment process. The investments and unfunded obligations in the Initial Portfolio are consistent with the Fund’s investment objectives, investment strategy and the investment requirements set forth under the 1940 Act and were selected using the same origination standards and selective investment approach that the Adviser intends to employ for the Fund going forward.
Investments
Under normal circumstances, the Fund will invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit and credit-related instruments issued by corporate issuers (including loans, notes, bonds and other corporate debt securities). If the Fund changes its 80% test, it will provide shareholders with at least 60 days’ prior notice of such change. The Fund’s level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to private companies, the level of merger and acquisition activity for such companies, the general economic environment, trading prices of loans and other securities and the competitive environment for the types of investments we make.
Revenues
The Fund plans to generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. The Fund’s senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of the Fund’s investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, the Fund may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. The Fund will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses
Except as specifically provided below, all investment professionals and staff of the Adviser and AB (in its capacity as sub-adviser
of the Fund, “AB HighYield”), when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits of such personnel allocable to such services, will be provided and paid for by the Adviser and the
Sub-Adviser,
as applicable. We will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (a) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement, dated August 7, 2024, between the Fund and the Adviser (the “Advisory Agreement”), and to AB High Yield, pursuant to the Sub-Advisory
Agreement, dated August 7, 2024, between the Adviser and AB High Yield; (b) the costs and expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, dated August 7, 2024, by and between the Fund and the Administrator. We also will be liable to reimburse the Administrator for the Fund’s allocable portion of compensation of the Administrator’s personnel, including but not limited to: (i) the Fund’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals
at the Administrator that perform duties for the Fund; and (iii) any internal audit group personnel of AB-PCI
or any of its affiliates. The Administrator may defer or waive rights to be reimbursed for the costs and expenses noted above including the Fund’s allocable portion of compensation of the Administrator’s personnel; and (c) all other expenses of our operations, administrations and transactions.
From time to time,
AB-PCI
(in its capacity as the Adviser and the Administrator), AB High Yield or their affiliates may pay third-party providers of goods or services. We will reimburse
AB-PCI
(in its capacity as the Adviser and the Administrator), AB High Yield or such affiliates thereof for any such amounts paid on our behalf. From time to time,
AB-PCI
(in its capacity as the Adviser and the Administrator) and AB High Yield may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders, subject to the cap on organization and offering expenses described in “
Item 1. Financial Statements-Notes to Financial Statements-Note 3. Related Party Transactions
”.
Expense Support and Conditional Reimbursement Agreement
We have entered into an Expense Support and Conditional Reimbursement Agreement with our Adviser. For additional information, see “Item 1. Financial Statements—Notes to Financial Statement—Note 3 Related Party Transactions –
Expense Support and Conditional Reimbursement Agreement
.”
Recent Developments
See “Item 1. Financial Statement—Notes to Financial Statement—Note 10. Subsequent Events” for a summary of recent developments.
Activity
The following table presents certain information regarding the Fund’s portfolio and investment activity:

	For the Three Months Ended June 30, 2024		For the Six Months Ended June 30, 2024		For the Period from June 8, 2023 (Inception) to June 30, 2023
Investments in Portfolio Companies	$(281,461,640	) (1)	$(281,461,640	) (1)	$—
Draw Downs against Revolvers and Delayed Draw Term Loan	(2,387,147)		(2,387,147)		—
Principal Repayments	3,169,800	(2)	3,169,800	(2)	—
Sales	—		—		—

Net Repayments (Investments)	$(280,678,987)		$(280,678,987)		$—

(1)	Includes investments in 76 portfolio companies.
(2)	Includes $224,671 in revolver and delayed draw term paydowns.

The following table shows the composition of the investment portfolio and associated yield data as of June 30, 2024:

	As of June 30, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield (1)
First Lien Senior Secured Debt	$279,774,986	96.63%	$280,119,394	96.62%	11.59%
Second Lien Junior Secured Debt	904,001	0.31%	936,454	0.32%	15.89%
Cash and Cash equivalents	8,858,740	3.06%	8,858,740	3.06%

Total	$289,537,727	100.00%	$289,914,588	100.00%

(1)	Based upon the par value of the Fund’s debt investments.
The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of June 30, 2024:

As of June 30, 2024
Number of portfolio companies	76
Percentage of debt bearing a floating rate (1)	100%
Percentage of debt bearing a fixed rate (1)	0%

(1)	Measured as a percentage of fair value basis and excluding equity securities.
The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual
debt investments as of June 30, 2024:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Performing	$280,678,987	100%	$281,055,848	100%
Non-accrual	$—	0%	$—	0%

Total	$280,678,987	100%	$281,055,848	100%

Investments are placed on
non-accrual
status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual
status. Interest or dividend payments received on
non-accrual
investments may be recognized as income or applied to principal depending upon management’s judgment.
Non-accrual
investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection.
The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, at amortized cost and fair value as of June 30, 2024 (with corresponding percentage of total portfolio investments):

	As of June 30, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Healthcare	$42,663,015	15.20%	$42,804,469	15.23%
Software & Tech Services	144,423,989	51.46%	144,632,526	51.46%
Services	13,444,041	4.79%	13,433,820	4.78%
Consumer Non-Cyclical	9,472,329	3.37%	9,495,139	3.38%
Digital Infrastructure & Services	48,472,758	17.27%	48,510,857	17.26%
Financials	16,716,639	5.96%	16,692,821	5.94%
Business Services	5,486,216	1.95%	5,486,216	1.95%

	$280,678,987	100.00%	$281,055,848	100.00%

The Adviser monitors the Fund’s portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. The Adviser has several methods of evaluating and monitoring the performance and fair value of the Fund’s investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	comparisons to the Fund’s other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly consolidated financial statements and financial projections of portfolio companies.
Results of Operations
The following is a summary of the Fund’s operating results for the three and six months ended June 30, 2024 and for the period from June 8, 2023 (Inception) to June 30, 2023:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024	For the Period From June 8, 2023 (Inception) to June 30, 2023
Total investment income	$5,696,785	$5,696,785	$—
Total expenses	4,665,999	4,818,537	277,209
Less: expenses reimbursed by the Adviser	(1,500,250)	(1,652,788)	(277,209)

Net investment income before taxes	2,531,036	2,531,036	—
Income tax expense, including excise tax	—	—	—

Net investment income after tax	2,531,036	2,531,036	—
Net realized and change in unrealized appreciation and depreciation on investments	376,861	376,861	—

Net increase in net assets resulting from operations	$2,907,987	$2,907,897	$—

Investment Income
For the three and six months ended June 30, 2024, the Fund’s investment income was comprised of $5,575,819 of interest income, which includes $156,580 from the net amortization of premium and accretion of discounts, $77,979 of payment-in-kind
interest, and $42,987 of dividend income for both periods. For the period from June 8, 2023 (Inception) to June 30, 2023 the Fund did not earn any investment income.
Operating Expenses
The following is a summary of the Fund’s operating expenses for the three and six months ended June 30, 2024 and for the period from June 8, 2023 (Inception) to June 30, 2023:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024	For the Period From June 8, 2023 (Inception) to June 30, 2023
Interest and borrowing expenses	$2,702,858	$2,702,858	$—
Organizational expense	699,197	851,735	277,209
Offering fee expense	362,545	362,545	—
Other expenses	300,119	300,119	—
Management fees	230,990	230,990	—
Professional fees	197,056	197,056	—
Trustees’ fees	51,103	51,103	—
Capital gain incentive fees	47,109	47,109
Administration and custodian fees	36,870	36,870	—
Insurance expenses	32,708	32,708	—
Transfer agent fees	5,444	5,444	—

Total expenses	4,665,999	4,818,537	277,209
Income tax expense, including excise tax	—	—	—

Total expenses	$4,665,999	$4,818,537	277,209

Interest and Borrowing Expenses
Interest and borrowing expenses include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Credit Facilities.
Interest and borrowing expenses for the three and six months ended June 30, 2024 were $2,702,858 and $2,702,858, respectively. The weighted average interest rate (excluding deferred upfront financing costs and unused fees) on the Fund’s debt outstanding was 9.27% (calculated for the period from initial drawdowns of the Credit Facilities through June 30, 2024) for the three and six months ended June 30, 2024. For the period from June 8, 2023 (Inception) to June 30, 2023 the Fund did not incur any interest and borrowing expenses.
Management Fee
The gross management fee expenses for the three and six months ended June 30, 2024 was $230,990 and $230,990, respectively. For the period from June 8, 2023 (Inception) to June 30, 2023 the Fund did not incur any management fees.
Net Change in Unrealized Appreciation (Depreciation) on Investments
For the three and six months ended June 30, 2024, the Fund had $376,861 and $376,861, respectively, in net change in unrealized appreciation on $281,055,848 of investments in 76 portfolio companies. Net change in unrealized appreciation for the period for the three and six months ended June 30, 2024, resulted from an increase in fair value, primarily due to positive valuation adjustments on level 3 securities. For the period from June 8, 2023 (Inception) to June 30, 2023 the Fund did not incur any unrealized appreciation or deprecation.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three and six months ended June 30, 2024, the net increase in net assets resulting from operations was $2,907,987 and $2,907,897, respectively . Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2024, the Fund’s per share net increase in net assets resulting from operations was $0.58 and $0.58 respectively. For the period from June 8, 2023 (Inception) to June 30, 2023 there was no change in net assets.
Cash Flows
For the six months ended June 30, 2024, cash increased by $8,858,740. During the same period, cash used in operating activities was $166,118,220, primarily as a result of net purchases of investments. The Fund provided $174,976,960 from financing activities, primarily from net borrowings on the Credit Facilities and issuance of Common Shares. For the period from June 8, 2023 (Inception) to June 30, 2023 the Fund did not any cash flows.
Hedging
The Fund may enter into interest rate, foreign exchange, and/or other derivative arrangements to hedge against interest rate, currency, and/or other credit related risks through the use of futures, options and forward contracts. These hedging activities will be subject to the applicable legal and regulatory compliance requirements; however, there can be no assurance any hedging strategy employed will be successful. The Fund may also seek to borrow capital in local currency as a means to hedging
non-U.S.
dollar denominated investments. For the six months ended June 30, 2024 and for the period from June 8, 2023 (Inception) to June 30, 2023, the Fund did not enter into any hedging contracts.
Financial Condition, Liquidity and Capital Resources
As of June 30, 2024 and December 31, 2023 the Fund had $8,858,740 and $0 in cash and cash equivalents, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund intends to sell its shares on a continuous monthly basis at a per share price equal to the then-current NAV per share.
The Fund’s primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying
AB-PCI
(in its capacity as the Adviser and the Administrator) or AB High Yield), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Common Shares.

Cash and cash equivalents as of June 30, 2024, taken together with the Fund’s $46,000,000 undrawn amount on its Credit Facilities, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.
A deterioration in economic conditions or any other negative economic developments could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we have previously obtained. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of June 30, 2024, the Fund has unfunded commitments to fund future investments in the amount of $22,204,323, and contractual obligations in the form of Credit Facilities of $179,000,000.
Equity Activity
The Fund can offer up to $1,000,000,000 of Common Shares in the Offering on a “best efforts” basis through AllianceBernstein Investments, Inc., the Managing Dealer, a registered broker-dealer.
For the three and six months ended June 30, 2024, AB contributed $10,000 of capital to the Fund. In exchange for this contribution, AB received 400 Shares at $25 per Share.
On May 1, 2024, the Fund issued 4,400,000 Class I Shares at $25.00 per share. The Fund redeemed all of the Common Shares issued to AB and repaid AB $10,000.
There was no other equity activity during the three and six months ended June 30, 2024.
Co-Investment
Relief
The Fund may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the trustees who are not interested persons, and in some cases, the prior approval of the SEC. The Fund, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Fund to co-invest
with other funds managed by the Adviser or its affiliates in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Fund generally is permitted to co-invest
with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board makes certain conclusions in connection with a co-investment
transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Fund and its shareholders and do not involve overreaching of the Fund or its shareholders by another participant in the co-investment
transaction, (2) the transaction is consistent with the interests of the Fund’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Fund, and the Fund’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Fund would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. As a result of exemptive relief, there could be significant overlap in the Fund’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to the Fund’s.
Borrowings
Scotia Credit Facility
On May 2, 2024, the Fund entered into a Senior Secured Credit Agreement with The Bank of Nova Scotia, as the administrative agent, and the lenders party thereto from time to time (the “Scotia Credit Facility”).
The Scotia Credit Facility will be guaranteed by certain of the Fund’s domestic subsidiaries that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). Proceeds of the Scotia Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The Scotia Credit Facility provides for a revolving credit facility in an initial amount of up to $75,000,000, subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness. Maximum capacity under Scotia Credit Facility may be increased to $400,000,000 through the exercise by the Fund of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Scotia Credit Facility also provides for a term loan in an aggregate principal amount of $25,000,000. The Scotia Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions, and includes a $15,000,000 sublimit for swingline loans.
The availability period with respect to the revolving credit facility under the Scotia Credit Facility will terminate on May 2, 2028 (the “Commitment Termination Date”) and the Scotia Credit Facility will mature on May 2, 2029 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Fund will be obligated to make mandatory prepayments under the Scotia Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Fund may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Scotia Credit Facility in U.S. dollars will bear interest at either (i) term SOFR plus a margin of 2.150% per annum, or (ii) the alternate base rate plus a margin of 1.150% per annum. The Fund may elect either the term SOFR or alternate base rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Fund’s option, subject to certain conditions. Amounts drawn under the Scotia Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin (including any applicable credit spread adjustment). The Fund will also pay a fee of 0.375% on daily undrawn amounts under the Scotia Credit Facility.
The Scotia Credit Facility includes customary covenants, including certain limitations on the incurrence by the Fund of additional indebtedness and on the Fund’s ability to make distributions to its shareholders, or redeem, repurchase or retire Common Shares, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default.
ABPLF Credit Facility
On May 2, 2024, ABPLF entered into a Credit Agreement with ABPLF as borrower, the Adviser, as collateral manager, the lenders from time to time parties thereto, The Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral administrator and collateral agent, and U.S. Bank National Association, as custodian (the “ABPLF Credit Facility” and, together with the Scotia Credit Facility, the “Credit Facilities”). The ABPLF Credit Facility provides for a total commitment amount of up to $200,000,000, which is split between the
Class A-R
Loans and the Swingline Loans, on a revolving basis, and in the case of the
Class A-T
Loans, on a term basis. The total
Class A-R
commitment as of the closing date is $25,000,000 and will increase automatically to (x) $50,000,000 on the two-month
anniversary of the closing date and (y) $100,000,000 on the eight-month anniversary of the closing date. The total
Class A-T
commitment as of the closing date is $100,000,000. Amounts drawn under the ABPLF Credit Facility, will bear interest at either the Term SOFR Reference Rate, or the weighted average of the Commercial Paper Rate, the Liquidity Funding Rate and the Credit Funding Rate (each as defined in the ABPLF Credit Agreement, the “Applicable Rate”), in each case, plus a margin. Advances used to finance the purchase or origination of any eligible loans under the ABPLF Credit Facility initially bear interest at the Applicable Rate plus a spread of 2.50%. After the expiration of a two-year
reinvestment period, the applicable margin on outstanding advances will be increased by 0.50% per annum. The availability period with respect to the revolving commitments under the ABPLF Credit Facility will terminate on May 2, 2026.
The ABPLF Credit Facility is secured by ABPLF’s right, title and interest in the pledged collateral, which includes (but is not limited to): all collateral loans; the custodial accounts, the eligible accounts, and the eligible investments; cash, money, securities, reserves and other property of ABPLF; all related property; and certain agreements entered into in connection with the ABPLF Credit Facility. The stated maturity date of the ABPLF Credit Facility is May 2, 2033.
The ABPLF Credit Facility includes customary covenants, including certain limitations on the incurrence by ABPLF of additional indebtedness, as well as customary events of default.
Asset Coverage
The Fund is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to its common shares if its asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On July 23, 2024, the Fund’s sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. As defined in the 1940 Act, asset coverage of 150% for preferred shares means that for every $100 of net assets the Fund holds, it may raise $200 from borrowing and issuing senior securities representing stock.

Asset coverage of 150% for indebtedness means that for every $100 of net assets the Fund holds, it may raise $200 from borrowing. In addition, while any senior securities remain outstanding, the Fund will be required to make provisions to prohibit any dividend distribution to the Fund’s shareholders or the repurchase of such securities or shares unless it meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. The Fund will also be permitted to borrow amounts up to 5% of the value of its total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. Leverage embedded or inherent in derivative instruments in which the Fund may invest are not subject to such asset coverage requirements.
As of June 30, 2024 the Fund had an aggregate principal amount of $179,000,000 of borrowings under the Credit Facilities and had an asset coverage ratio of 163%.
Critical Accounting Estimates
Valuation of Investments
The Fund measures the value of its investments at fair value accordance with
 Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure
, or “ASC Topic 820,” issued by the Financial Accounting Standards Board, or “FASB.” Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Pursuant to the amended SEC Rule
2a-5
of the 1940 Act, the Board designated the Adviser as the Fund’s “valuation designee.” In this capacity, the Adviser is responsible, among other things, for making all fair value determinations relating to the Fund’s portfolio investments, subject to the Board’s oversight. Investments are valued at fair value as determined in good faith by our Adviser, as valuation designee, based on input of management, the audit committee and independent valuation firms that have been engaged to assist in the valuation of each portfolio investment without a readily available market quotation under a valuation policy. The Adviser principally carries out its fair value responsibilities through its Valuation
Sub-Committee.
This valuation process is conducted at the end of each fiscal quarter.
The audit committee of the Board (the “Audit Committee”) is also responsible for assisting the Adviser, as valuation designee in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Adviser, as valuation designee and its senior investment team and independent valuation firms, is responsible for determining in good faith the fair value in accordance with the valuation policy approved by the Board. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Fund considers a range of fair values based upon the valuation techniques utilized and selects the value within that range that was most representative of fair value based on current market conditions as well as other factors the Adviser’s senior investment team considers relevant.
ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:

•	Level 1 – Quoted prices in active markets for identical investments.

•	Level 2 – Other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.).

•	Level 3 – Significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments at the reporting date).
The level in the fair value hierarchy within which the fair value measurement is categorized in its entirety is determined on the basis of the lowest level input that is significant to the fair value measurement in its entirety. For this purpose, the significance of an input is assessed against the fair value measurement in its entirety. If a fair value measurement uses observable inputs that require significant adjustment based on unobservable inputs, that measurement is a Level 3 measurement. If a fair value measurement uses price data vendors or observable market price quotations, that measurement is a Level 2 measurement. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability.

The determination of what constitutes “observable” requires significant judgment by the Fund. The Fund considers observable data to be that market data that is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market.
Because of the inherent uncertainty of valuation for all fair value investments and interests, the Board’s determination of fair value may differ from the values that would have been used had a ready market existed, or that could have been (or will be) realized in an actual sale, and such differences could be material.
The value of any investment on any valuation date is intended to represent the fair value of such investment on such date based upon the amount at which the investment could be exchanged between willing parties, other than in a forced liquidation sale, and reflects the Board’s determination of fair value using the methodology described herein. Any valuation of an investment may not reflect the actual amount received by the Fund upon the liquidation of such investment.
The Fund’s investments will be primarily loans made to middle-market companies. These investments are mostly considered Level 3 assets under ASC Topic 820 because there is not usually a known or accessible market or market indices for these types of debt instruments and, thus, the Adviser’s senior investment team must estimate the fair value of these investment securities based on models utilizing unobservable inputs.
Management and Incentive Fees
The Fund will accrue for the base management fee and incentive fee. The accrual for the incentive fee includes the recognition of the incentive fee on unrealized capital gains, even though such incentive fee is neither earned nor payable to the Adviser until the gains are both realized and in excess of unrealized depreciation on investments. The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to the Adviser in the event of a complete liquidation of the Fund’s portfolio as of period end and the termination of the Second Amended and Restated Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with the Fund’s overall investment results.
Federal Income Taxes
The Fund intends to be to be treated, and to qualify annually thereafter, as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its shareholders. The Fund intends to distribute sufficient dividends to maintain its RIC status each year and the Fund does not anticipate paying any material federal income taxes in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Fund is subject to financial market risks, including changes in interest rates. To the extent that the Fund borrows money to make investments, the Fund’s net investment income is dependent upon the difference between the rate at which the Fund borrows funds and the rate at which the Fund invests these funds. In periods of rising interest rates, the Fund’s cost of funds would increase, which may reduce the Fund’s net investment income. Because the Fund expects that most of its investments will bear interest at floating rates, the Fund anticipates that an increase in interest rates would have a corresponding increase in the Fund’s interest income that would eventually offset any increase in the Fund’s cost of funds and, thus, net investment income would not be reduced significantly. The timing of interest rate resets on the Fund’s investments and the Fund’s debt may differ leading to a temporary increase or decrease in net investment income. However, there can be no assurance that a significant change in market interest rates will not have an adverse effect on the Fund’s net investment income. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to rising inflation, which has resulted in an increase in the level of volatility across such markets and a general decline in the value of the securities held by the Fund.
The Fund will primarily invest in illiquid debt securities of private companies. Because the Fund expects that there will not be a readily available market for many of the investments in the Fund’s portfolio, the Fund expects to value many of its portfolio investments at fair value as determined in good faith by the Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Fund’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.
In connection with rising inflation, the U.S. Federal Reserve and other central banks have increased interest rates. A prolonged increase in interest rates could results in an increase in the Fund’s non-performing
assets and a decrease in the value of its portfolio because the portfolio companies paying interest at such increasing floating rates may be unable to meet higher payment obligations. In periods of rising interest rates, the Fund’s cost of funds would increase, which, if not matched with the rising interest rates of its performing floating-rate assets, could result in a decrease in its net investment income. Incurring additional leverage will magnify the impact of an increase to the Fund’s cost of funds. A decrease in interest rates may reduce net income, because new investments may be made at lower rates despite the increased demand for the Fund’s capital that the decrease in interest rates may produce.
In addition, although the Fund does not currently intend to make investments that are denominated in a foreign currency, to the extent it does, the Fund will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved.
The Fund may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate the Fund against adverse changes in interest rates, they may also limit the Fund’s ability to participate in benefits of lower interest rates with respect to the Fund’s portfolio of investments with fixed interest rates.
Assuming that the consolidated statement of assets and liabilities as of June 30, 2024, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	(708,205)	(447,500)	(260,705)
Up 100 basis points	2,832,820	1,790,000	1,042,820
Up 200 basis points	5,665,639	3,580,000	2,085,639
Up 300 basis points	8,498,459	5,370,000	3,128,459
The above outcomes are estimates based on models that use assumptions, and such assumptions may not hold true should any of the listed scenarios occur. The table should be read in conjunction with the “Forward-Looking Statements” section to this Quarterly Report.

Item 4.	Controls and Procedures
As of the end of the period covered by this report, the Fund carried out an evaluation, under the supervision and with the participation of the Fund’s management, including the Fund’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures (as defined in Rule
13a-15(e)
and
15d-15(e)
under the Exchange Act). Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer have concluded that the Fund’s current disclosure controls and procedures are effective in timely alerting them to material information relating to the Fund that is required to be disclosed by the Fund in the reports it files or submits under the Exchange Act.
There have been no changes in the Fund’s internal control over financial reporting that occurred during the Fund’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Fund is not currently subject to any material legal proceedings, nor, to the Fund’s knowledge, is any material legal proceeding threatened against the Fund. From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Fund’s rights under contracts with its portfolio companies. The Fund’s business is also subject to extensive regulation, which may result in regulatory proceedings against the Fund. While the outcome of these legal proceedings cannot be predicted with certainty, the Fund does not expect that these proceedings will have a material effect upon its financial condition or results of operations.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in the Prospectus, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in the Prospectus are not the only risks the Fund faces. Additional risks and uncertainties that are not currently known to the Fund or that the Fund currently deems to be immaterial also may materially adversely affect the Fund’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On April 30, 2024, the Fund issued 400 Class I shares at $25.00 per share to AB in exchange for $10,000 cash consideration. The issuance of the Class I shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. On May 1, 2024, immediately prior to the acquisition of the Initial Portfolio, the Fund redeemed all of the Class I shares issued to AB in exchange for $10,000.
On May 1, 2024, the Fund acquired the Initial Portfolio from the Seller. The Fund issued 4,400,000 Class I shares at $25.00 per share and used $171.3 million of $178.0 million total borrowings under the Scotia Credit Facility to purchase the Initial Portfolio from the Seller for an aggregate purchase price of $281.3 million. The issuance of the Class I shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
Insider Trading Arrangements and Policies
For the fiscal quarter ended June 30, 2024, none of the Fund’s trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule
10b5-1(c)
or any
“non-Rule
10b5-1
trading arrangement.”

Item 6.	Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Declaration of Trust, dated April 30, 2024.(1)

3.2	Second Amended and Restated Declaration of Trust, dated July 23, 2024.*

3.3	Bylaws of the Fund.(1)

4.1	Form of Subscription Agreement.(2)

4.2	Subscription Agreement, effective as of May 1, 2024, by and between the Fund and Equitable Financial Life Insurance Company.(1)

10.1	Investment Advisory Agreement, dated April 30, 2024, by and between the Fund and the Adviser.(1)

10.2	Amended and Restated Investment Advisory Agreement, dated August 7, 2024, by and between the Fund and the Adviser.*

10.3	Managing Dealer Agreement, dated August 7, 2024, by and between the Fund and the Managing Dealer.*

10.4	Master Custodian Agreement, dated April 30, 2024, by and between the funds party thereto and State Street Bank and Trust Company.(1)

10.5	Administration Agreement, dated, August 7, 2024, by and between the Fund and the Administrator.*

10.6	Expense Support and Conditional Reimbursement Agreement, dated August 7, 2024, by and between the Fund and the Adviser.*

10.7	Asset Purchase Agreement, dated May 1, 2024, by and between Equitable Financial Life Insurance Company and the Fund.(1)

10.8	Senior Secured Credit Agreement, dated as of May 2, 2024, among the Fund, as Borrower, the Lenders party thereto, and the Bank of Nova Scotia, as Administrative Agent, and the Bank of Nova Scotia and MUFG Bank, Ltd., as Joint Lead Arrangers and Joint Bookrunners.(1)

10.9	Credit Agreement, dated as of May 2, 2024, among ABPLF SPV I LLC, as Borrower, the Lenders referred to therein, the Bank of Nova Scotia, as Administrative Agent, U.S. Bank Trust Company, National Association, as Collateral Agent and Collateral Administrator and U.S. Bank National Association, as Custodian.(1)

10.10	Collateral Management Agreement, dated as of May 2, 2024, by and between ABPLF SPV I LLC and the Adviser.(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*

*	Filed herewith
(1)	Incorporated by reference to the Fund’s Registration Statement on Form N-2 (File No. 333-280361), filed on June 20, 2024 and incorporated herein by reference.
(2)	Incorporated by reference to the Fund’s Registration Statement on Form N-2 (File No. 333-280361), filed on July 25, 2024 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB PRIVATE LENDING FUND

Date: September 23, 2024	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 23, 2024	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer
(Principal Financial and Accounting Officer)