Form 10-Q
period 2024-09-30
AB Private Lending Fund
filed 2024-11-14
CIK 1982701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01744

AB Private Lending Fund

(Exact name of registrant as specified in its charter)

Delaware	93-6555027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Colorado Street, Suite 1500

Austin, TX 78701

(Address of principal executive offices) (Zip Code)

(512) 721-2900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
—		—

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☐  No☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐  No☒

The number of shares of Registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of November 14, 2024, was 4,434,393, 0, and 0 of Class I, Class S and Class D common shares, respectively.

AB PRIVATE LENDING FUND

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

Item 1. Consolidated Financial Statements

AB Private Lending Fund

Consolidated Statements of Assets and Liabilities (Unaudited)

	As of September 30, 2024	As of December 31, 2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $266,990,743 and $0, respectively)	$267,403,193	$—
Total investments, at fair value (amortized cost of $266,990,743 and $0, respectively)	267,403,193	—
Cash and cash equivalents	18,856,594	—
Deferred financing cost	1,563,708	—
Deferred offering cost	944,181	617,381
Interest receivable	1,123,394	—
Prepaid expenses	98,333	—
Receivable for investments sold	715	—
Receivable due from Adviser (Note 2)	—	518,733
Total assets	$289,990,118	$1,136,114
Liabilities
Term loan payable (net of debt issuance costs of $1,116,935 and $0, respectively)	$123,883,065	—
Credit facility payable	42,500,000	—
Income distribution payable	6,076,005	—
Interest and borrowing expenses payable	4,011,595	—
Professional fees payable	719,978	—
Management fees payable	590,752	—
Incentive fee payable	379,567	—
Payable to Adviser	235,696	—
Accrued expenses and other liabilities	144,680	—
Administrator and custodian fees payable	101,286	—
Payable for investments purchased	19,175	—
Transfer agent fees payable	8,774	—
Offering cost payable	—	617,381
Organizational expense payable	—	518,733
Total Liabilities	$178,670,573	$1,136,114
Commitments and contingencies (see Note 6)
Net Assets
Common shares, par value $0.01 per share (unlimited shares authorized, 4,434,393 and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	44,344	—
Paid-in capital in excess of par value	110,855,656	—
Distributable earnings (accumulated loss)	419,545	—
Total net assets	$111,319,545	$—
Total liabilities and net assets	$289,990,118	$1,136,114
Net asset value per share	$25.10	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30, 2024	For the three months ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Period From June 8, 2023 (Inception), to September 30, 2023
Investment Income
From non-controlled/non-affiliated investments:
Interest income, net of amortization/accretion	$8,090,678	$—	$13,666,497	$—
Payment-in-kind interest	112,687	—	190,666	—
Dividend income	87,590	—	130,577	—
Total investment income	8,290,955	—	13,987,740	—
Expenses:
Interest and borrowing expenses	3,766,030	—	6,468,888	—
Organizational expense	—	186,136	851,735	463,345
Offering fee expense	276,674	—	639,219	—
Income-based incentive fee	327,114	—	327,114	—
Other expenses	224,152	—	599,293	—
Management fees	359,762	—	590,752	—
Professional fees	730,201	—	927,257	—
Trustees’ fees	51,522	—	102,625	—
Capital Gain Incentive fees	5,344	—	52,453	—
Total expenses	5,740,799	186,136	10,559,336	463,345
Less: expenses reimbursed by the Adviser	(994,736)	(186,136)	(2,647,524)	(463,345)
Net expenses	4,746,063	—	7,911,812	—
Net investment income before taxes	3,544,892	—	6,075,928	—
Income tax expense, including excise tax	-
Net investment income after tax	3,544,892	—	6,075,928	—
Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	7,172	—	7,172	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	35,589	—	412,450	—
Net realized and change in unrealized gains (losses) on investment transactions	42,761		419,622
Net increase in net assets resulting from operations	3,587,653	—	6,495,550	—
Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.80	$—	$1.39	$—
Earnings per share (basic and diluted):	$0.81		$1.48
Weighted average shares outstanding:	4,411,589	—	4,378,354	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Units
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at June 30, 2024	4,400,000	$44,000	$109,956,000	$2,907,897	$112,907,897
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	3,544,892	3,544,892
Net realized gain (loss) on investments				7,172	7,172
Net change in unrealized appreciation (depreciation) on investments	—	—	—	35,589	35,589
Capital transactions:
Issuance of common shares	34,393	344	899,656	—	900,000
Issuance of common shares pursuant to distribution reinvestment plan	—	—	—	—	—
Redemption of common shares	—	—	—	—	—
Distributions to shareholders	—	—	—	(6,076,005)	(6,076,005)
Total increase (decrease) for the three months ended September 30, 2024	34,393	344	899,656	(2,488,352)	(1,588,352)
Net assets at September 30, 2024	4,434,393	$44,344	$110,855,656	$419,545	$111,319,545
Distributions per share	—	—	—	1.37	—

Net assets at December 31, 2023	—	$—	$—	$—	$—
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	6,075,928	6,075,928
Net realized gain (loss) on investments				7,172	7,172
Net change in unrealized appreciation (depreciation) on investments	—	—	—	412,450	412,450
Capital transactions:
Issuance of common shares	4,434,793	44,348	110,865,652	—	110,910,000
Issuance of common shares pursuant to distribution reinvestment plan		—	—	—	—
Redemption of common shares	(400)	(4)	(9,996)	—	(10,000)
Distributions to shareholders				(6,076,005)	(6,076,005)
Total increase (decrease) for the nine months ended September 30, 2024	4,434,393	44,344	110,855,656	419,545	111,319,545
Net assets at September 30, 2024	4,434,393	$44,344	$110,855,656	$419,545	$111,319,545
Distributions declared per share	—	—	—	$1.37	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

Common Units
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at June 30, 2023	—	$—	$—	$—	$—
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—
Capital transactions:
Issuance of common shares	—	—	—	—	—
Total increase (decrease) for the three months ended June 30, 2023	—	—	—	—	—
Net assets at September 30, 2023	—	$—	$—	$—	$—
Distributions declared per share	—	$—	$—	$—	$—

Net assets at June 8, 2023 (Inception)	—	—	—	—	—
Increase (decrease) in net assets resulting from operations:	—	—	—	—	—
Net investment income	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—
Capital transactions:
Issuance of common shares	—	—	—	—	—
Total increase (decrease) for the period from June 8, 2023 (inception) ended June 30, 2023	—	—	—	—	—
Net assets at September 30, 2023	—	$—	$—	$—	$—
Distributions declared per share	—	—	—	—	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended September 30, 2024	For the Period from June 8, 2023 (Inception) to September 30, 2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$6,495,550	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:		—
Purchases of investments	(180,051,987)	—
Proceeds from sales of investments and principal repayments	23,714,627	—
Payment-in-kind investments	(190,666)	—
Net realized (gain) loss on investments	(7,172)
Net change in unrealized (appreciation) depreciation on investments	(412,450)	—
Amortization of premium and accretion of discount, net	(455,545)	—
Amortization of discount, debt issuance and deferred financing costs	738,923	—
Amortization of deferred offering costs	639,219
Increase or decrease in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,123,394)	—
(Increase) decrease in receivable for investments sold	(715)	—
(Increase) decrease in prepaid expenses	(98,333)	—
(Increase) decrease in receivable due from Adviser	518,733	(463,345)
(Increase) decrease in other assets	—	—
Increase (decrease) in interest and borrowing expenses payable	4,011,595	—
(Increase) decrease in deferred offering costs	—	(486,416)
Increase (decrease) in organization expense payable	(518,733)	463,345
Increase (decrease) in payable to Adviser	235,696	—
Increase (decrease) in incentive fee payable	379,567	—
Increase (decrease) in management fees payable	590,752	—
Increase (decrease) in professional fees payable	719,978	—
Increase (decrease) in trustees’ fees payable	—	—
Increase (decrease) in accrued expenses and other liabilities	144,680	—
Increase (decrease) in administrator and custodian fees payable	101,286	—
Increase (decrease) in transfer agent fees payable	8,774	—
Increase (decrease) in offering cost payable	(617,381)	486,416
Increase (decrease) payable for investments purchased	19,175	—
Net cash provided by (used for) operating activities	(145,157,821)	—
Cash flows from financing activities
Issuance of common shares	910,000	—
Distributions paid	—
Redemption of common shares	(10,000)	—
Financing costs paid	(3,419,566)	—
Borrowings on credit facilities	69,000,000	—
Repayments of credit facilities	(26,500,000)	—
Proceeds on term loans	125,000,000	—
Offering costs paid	(966,019)	—
Net cash provided by (used for) financing activities	164,014,415	—
Net increase in (decrease) in cash	18,856,594	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$18,856,594	$—
Supplemental and non-cash financing activities
Cash paid during the period for interest	$1,718,370	$—
Issuance of common shares in exchange for investments	$110,000,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Investments at Fair Value —%
US Corporate Debt — 235.31%
1st Lien/Senior Secured Debt — 234.50%
AAH Topco, LLC	Health Care Providers & Services	Term Loan	10.19% (S + 5.25%; 0.75% Floor)	12/22/2027	2,590,004	2,543,199	2,557,629	(15)
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	10.21% (S + 5.25%; 0.75% Floor)	12/22/2027	2,882,031	2,829,948	2,846,006	(15)
AAH Topco, LLC	Health Care Providers & Services	Revolver	— (S + 5.25%; 0.75% Floor)	12/22/2027	—	(5,009)	(3,529)	(6)(7)(15)
Admiral Buyer, Inc.	Diversified Financial Services	Delayed Draw Term Loan	10.36% (S + 5.50%; 0.75% Floor)	5/8/2028	29,168	28,437	29,168	(6)(15)
Admiral Buyer, Inc.	Diversified Financial Services	Term Loan	10.10% (S + 5.50%; 0.75% Floor)	5/8/2028	4,005,487	3,941,327	4,005,487	(15)
Admiral Buyer, Inc.	Diversified Financial Services	Delayed Draw Term Loan	10.44% (S + 5.50%; 0.75% Floor)	5/8/2028	202,008	198,376	202,008	(15)
Admiral Buyer, Inc.	Diversified Financial Services	Revolver	— (S + 5.50%; 0.75% Floor)	5/8/2028	—	(7,679)	—	(6)(7)(15)
Amercare Royal LLC	Commercial Services & Supplies	Term Loan	9.84% (S + 5.00%; 1.00% Floor)	9/10/2030	1,010,705	1,000,598	1,000,598	(15)
Amercare Royal LLC	Commercial Services & Supplies	Revolver	11.36% (S + 5.00%; 1.00% Floor)	9/10/2030	54,279	52,782	52,782	(6)(15)
Amercare Royal LLC	Commercial Services & Supplies	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	9/10/2030	—	—	—	(6)(15)
Amercare Royal LLC	Commercial Services & Supplies	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	9/10/2030	—	(805)	(805)	(6)(7)(15)
Ampler QSR Holdings LLC	Hotels, Restaurants & Leisure	Term Loan	10.99% (S + 6.00%; 1.00% Floor)	7/21/2027	4,733,231	4,699,249	4,733,231	(15)
Avalara, Inc.	Diversified Consumer Services	Term Loan	10.85% (S + 6.25%; 0.75% Floor)	10/19/2028	3,975,452	3,975,452	3,975,452	(15)
Avalara, Inc.	Diversified Consumer Services	Revolver	— (S + 5.25%; 0.75% Floor)	10/19/2028	—	—	—	(6)(15)
Avant Communications, LLC	Diversified Telecommunication Services	Term Loan	9.75% (S + 5.00%; 1.00% Floor)	11/30/2026	5,471,982	5,471,982	5,471,982	(15)
Avant Communications, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.00%; 1.00% Floor)	11/30/2026	—	—	—	(6)(15)
Azurite Intermediate Holdings, Inc.	Software	Term Loan	11.34% (S + 6.50%; 0.75% Floor)	3/19/2031	919,753	906,516	910,555	(15)
Azurite Intermediate Holdings, Inc.	Software	Revolver	— (S + 6.50%; 0.75% Floor)	3/19/2031	—	(4,721)	(3,345)	(7)(15)
Azurite Intermediate Holdings, Inc.	Software	Delayed Draw Term Loan	11.34% (S + 6.50%; 0.75% Floor)	3/19/2031	1,337,822	1,313,310	1,332,596	(6)(15)
Bonterra LLC	Diversified Financial Services	Term Loan	12.18% (S + 7.00%; 0.75% Floor)	9/8/2027	73,105	72,009	72,557	(15)
Bonterra LLC	Diversified Financial Services	Term Loan	11.60% (S + 7.00%; 0.75% Floor)	9/8/2027	2,677,494	2,665,500	2,657,412	(15)
Bonterra LLC	Diversified Financial Services	Revolver	11.63% (S + 7.00%; 0.75% Floor)	9/8/2027	100,128	99,367	98,833	(6)(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	9.60% (S + 5.00%; 1.00% Floor)	12/31/2027	815,560	810,023	803,326	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.60% (S + 5.00%; 1.00% Floor)	12/31/2027	1,834,112	1,821,660	1,806,601	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	9.60% (S + 5.00%; 1.00% Floor)	12/31/2027	1,176,410	1,168,423	1,158,764	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.60% (S + 5.00%; 1.00% Floor)	12/31/2027	931,361	925,038	917,391	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.60% (S + 5.00%; 1.00% Floor)	12/31/2027	714,708	709,856	703,988	(15)
Brightspot Buyer, Inc.	Media	Term Loan	11.65% (S + 6.50%; 0.75% Floor)	11/16/2027	345,334	338,318	340,154	(15)
Brightspot Buyer, Inc.	Media	Term Loan	11.65% (S + 6.50%; 0.75% Floor)	11/16/2027	1,704,996	1,670,357	1,679,421	(15)
Brightspot Buyer, Inc.	Media	Revolver	— (S + 6.50%; 0.75% Floor)	11/16/2027	—	(4,056)	(3,025)	(6)(7)(15)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Term Loan	10.26% (S + 5.00%; 0.75% Floor)	6/30/2028	1,806,883	1,782,032	1,793,331	(15)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Revolver	10.09% (S + 5.00%; 0.75% Floor)	6/30/2028	103,712	100,585	101,983	(6)(15)
Businessolver.com, Inc.	Professional Services	Term Loan	10.20% (S + 5.50%; 0.75% Floor)	12/1/2027	3,090,801	3,090,801	3,090,801	(15)
Businessolver.com, Inc.	Professional Services	Delayed Draw Term Loan	10.20% (S + 5.50%; 0.75% Floor)	12/1/2027	110,423	110,423	110,423	(6)(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
BV EMS Buyer, Inc	Health Care Technology	Term Loan	10.69% (S + 5.75%; 1.00% Floor)	11/23/2027	965,740	948,317	965,740	(15)
BV EMS Buyer, Inc	Health Care Technology	Revolver	10.69% (S + 5.75%; 1.00% Floor)	11/23/2027	64,544	62,963	64,544	(6)(15)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	10.69% (S + 5.75%; 1.00% Floor)	11/23/2027	1,290,678	1,267,392	1,290,678	(15)
BV EMS Buyer, Inc	Health Care Technology	Delayed Draw Term Loan	10.69% (S + 5.75%; 1.00% Floor)	11/23/2027	1,301,455	1,277,978	1,301,455	(15)
Cerifi, LLC	Banks	Term Loan	10.70% (S + 5.75%; 1.00% Floor)	3/31/2028	2,599,627	2,516,487	2,560,633	(15)
Cerifi, LLC	Banks	Revolver	10.69% (S + 5.75%; 1.00% Floor)	4/1/2027	137,122	132,912	135,065	(15)
Community Based Care Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.95% (S + 5.25%; 1.00% Floor)	9/16/2027	813,248	798,690	809,182	(15)
Community Based Care Acquisition, Inc.	Health Care Providers & Services	Term Loan	9.95% (S + 5.25%; 1.00% Floor)	9/16/2027	2,128,822	2,090,715	2,118,178	(15)
Community Based Care Acquisition, Inc.	Health Care Providers & Services	Revolver	— (S + 5.25%; 1.00% Floor)	9/16/2027	—	(5,865)	(1,664)	(6)(7)(15)
Community Based Care Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.20% (S + 5.50%; 1.00% Floor)	9/16/2027	1,079,487	1,067,422	1,076,788	(15)
Datacor, Inc.	Chemicals	Term Loan	10.84% (S + 6.00%; 1.00% Floor)	3/13/2029	5,500,000	5,447,580	5,500,000	(15)
Datacor, Inc.	Chemicals	Delayed Draw Term Loan	— (S + 6.00%; 1.00% Floor)	3/13/2029	—	(7,753)	—	(6)(7)(15)
Datacor, Inc.	Chemicals	Revolver	— (S + 6.00%; 1.00% Floor)	3/13/2029	—	(2,586)	—	(6)(7)(15)
EET Buyer, Inc.	Construction & Engineering	Term Loan	10.05% (S + 5.00%; 0.75% Floor)	11/8/2027	1,349,755	1,343,277	1,349,755	(15)
EET Buyer, Inc.	Construction & Engineering	Term Loan	10.05% (S + 5.00%; 0.75% Floor)	11/8/2027	2,783,432	2,770,920	2,783,432	(15)
EET Buyer, Inc.	Construction & Engineering	Revolver	— (S + 5.00%; 0.75% Floor)	11/8/2027	—	(1,676)	—	(6)(7)(15)
Exterro, Inc.	Software	Revolver	— (S + 5.50%; 1.00% Floor)	6/1/2027	—	—	—	(6)(15)
Exterro, Inc.	Software	Term Loan	10.66% (S + 5.50%; 1.00% Floor)	6/1/2027	3,635,986	3,635,986	3,635,986	(15)
Foundation Risk Partners, Corp.	Insurance	Term Loan	9.85% (S + 5.25%; 0.75% Floor)	10/29/2030	4,128,670	4,128,670	4,128,670	(15)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	9.85% (S + 5.25%; 0.75% Floor)	10/29/2030	897,951	897,951	897,951	(15)
Foundation Risk Partners, Corp.	Insurance	Revolver	— (S + 5.25%; 0.75% Floor)	10/29/2029	—	—	—	(6)(15)
Foundation Risk Partners, Corp.	Insurance	Term Loan	9.85% (S + 5.25%; 0.75% Floor)	10/29/2030	88,339	88,339	88,339	(15)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	9.85% (S + 5.25%; 0.75% Floor)	10/29/2030	357,000	357,000	357,000	(15)
Fusion Holding, Corp.	Software	Term Loan	11.09% (S + 6.25%; 0.75% Floor)	9/14/2029	5,472,152	5,472,152	5,307,987	(15)
Fusion Holding, Corp.	Software	Revolver	— (S + 6.25%; 0.75% Floor)	9/15/2027	—	—	(13,640)	(6)(7)(15)
GHA Buyer, Inc.	Health Care Technology	Term Loan	10.10% (S + 5.50%; 1.00% Floor)	6/24/2026	740,481	728,772	736,778	(15)
GHA Buyer, Inc.	Health Care Technology	Term Loan	10.10% (S + 5.50%; 1.00% Floor)	6/24/2026	85,908	84,550	85,479	(15)
GHA Buyer, Inc.	Health Care Technology	Term Loan	10.10% (S + 5.50%; 1.00% Floor)	6/24/2026	761,732	749,688	757,923	(15)
GHA Buyer, Inc.	Health Care Technology	Term Loan	10.10% (S + 5.50%; 1.00% Floor)	6/24/2026	865,617	851,931	861,289	(15)
GHA Buyer, Inc.	Health Care Technology	Delayed Draw Term Loan	10.10% (S + 5.50%; 1.00% Floor)	6/24/2026	151,483	149,088	150,726	(15)
GHA Buyer, Inc.	Health Care Technology	Term Loan	10.10% (S + 5.50%; 1.00% Floor)	6/24/2026	143,563	140,911	142,845	(15)
Greenhouse Software, Inc.	Professional Services	Term Loan	10.85% (S + 6.25%; 1.00% Floor)	9/1/2028	5,500,000	5,474,621	5,500,000	(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Term Loan	10.25% (S + 5.50%; 0.75% Floor)	6/1/2028	2,436,811	2,414,490	2,436,811	(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	10.25% (S + 5.50%; 0.75% Floor)	6/1/2028	3,063,189	3,035,129	3,063,189	(15)
GS AcquisitionCo, Inc.	Diversified Financial Services	Term Loan	9.85% (S + 5.25%; 1.00% Floor)	5/25/2028	793,353	790,103	789,386	(15)
GS AcquisitionCo, Inc.	Diversified Financial Services	Revolver	9.85% (S + 5.25%; 1.00% Floor)	5/25/2028	4,013	3,874	3,858	(6)(15)
GS AcquisitionCo, Inc.	Diversified Financial Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	5/25/2028	—	—	—	(6)(15)
Higginbotham Insurance Agency, Inc.	Insurance	Term Loan	9.35% (S + 4.50%; 1.00% Floor)	11/24/2028	4,918,294	4,918,294	4,881,407	(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
HireVue, Inc.	Diversified Financial Services	Term Loan	12.50% (S + 7.25%; 1.00% Floor)	5/3/2029	4,227,957	4,188,290	4,175,108	(15)
HireVue, Inc.	Diversified Financial Services	Revolver	12.37% (S + 7.25%; 1.00% Floor)	5/3/2029	220,187	215,213	213,427	(6)(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Term Loan	10.50% (S + 5.75%; 1.00% Floor)	10/15/2027	1,054,220	1,054,220	1,054,220	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.50% (S + 5.75%; 1.00% Floor)	10/15/2027	664,958	664,958	664,958	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Revolver	12.75% (S + 5.75%; 1.00% Floor)	10/15/2027	14,643	14,643	14,643	(6)(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.50% (S + 5.75%; 1.00% Floor)	10/15/2027	736,088	734,626	736,088	(6)(15)
Iodine Software, LLC	Health Care Technology	Term Loan	10.09% (S + 5.25%; 1.00% Floor)	5/19/2027	2,416,011	2,416,011	2,416,011	(15)
Iodine Software, LLC	Health Care Technology	Delayed Draw Term Loan	10.09% (S + 5.25%; 1.00% Floor)	5/19/2027	3,055,723	3,055,723	3,055,723	(15)
Iodine Software, LLC	Health Care Technology	Revolver	— (S + 5.25%; 1.00% Floor)	5/19/2027	—	—	—	(6)(15)
Iodine Software, LLC	Health Care Technology	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	5/19/2027	—	—	—	(6)(15)
LeadVenture, Inc.	Auto Components	Term Loan	9.84% (S + 5.00%; 0.75% Floor)	8/28/2026	4,876,865	4,827,331	4,828,097	(15)
LeadVenture, Inc.	Auto Components	Term Loan	9.84% (S + 5.00%; 0.75% Floor)	8/28/2026	31,450	31,131	31,136	(15)
LeadVenture, Inc.	Auto Components	Term Loan	9.84% (S + 5.00%; 0.75% Floor)	8/28/2026	562,554	556,840	556,928	(15)
Mastery Acquisition Corp.	Diversified Consumer Services	Term Loan	9.49% (S + 5.25%; 1.00% Floor)	9/7/2029	1,228,665	1,215,629	1,228,665	(15)
Mavenlink, Inc.	Professional Services	Term Loan	1.45% (S ; 6.25% PIK)	6/3/2027	2,626,149	2,533,387	2,567,061	(15)
Mavenlink, Inc.	Professional Services	Revolver	1.44% (S ; 6.25% PIK)	6/3/2027	210,605	204,429	204,749	(6)(15)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	10.59% (S + 5.75%; 1.00% Floor)	4/16/2027	4,402,556	4,363,920	4,391,550	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Term Loan	10.70% (S + 6.00%; 0.75% Floor)	9/30/2027	1,041,018	1,008,281	1,022,800	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Delayed Draw Term Loan	10.70% (S + 6.00%; 0.75% Floor)	9/30/2027	433,644	420,007	426,055	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Revolver	10.74% (S + 6.00%; 0.75% Floor)	9/30/2026	47,106	44,658	45,634	(6)(15)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Term Loan	11.20% (S + 6.25%; 1.00% Floor)	2/15/2029	3,792,876	3,768,183	3,783,394	(15)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Revolver	— (S + 6.25%; 1.00% Floor)	2/15/2029	—	(1,519)	(595)	(6)(7)(15)
Moon Buyer, Inc.	Software	Term Loan	9.45% (S + 4.75%; 1.00% Floor)	4/21/2027	2,870,915	2,852,042	2,870,915	(15)
Moon Buyer, Inc.	Software	Delayed Draw Term Loan	9.45% (S + 4.75%; 1.00% Floor)	4/21/2027	265,039	263,296	265,039	(15)
Mr. Greens Intermediate, LLC	Food & Staples Retailing	Term Loan	11.46% (S + 6.25%; 1.00% Floor)	5/1/2029	2,047,865	2,047,865	2,047,865	(15)
Mr. Greens Intermediate, LLC	Food & Staples Retailing	Delayed Draw Term Loan	— (S + 6.25%; 1.00% Floor)	5/1/2029	—	—	—	(6)(15)
Mr. Greens Intermediate, LLC	Food & Staples Retailing	Revolver	— (S + 6.25%; 1.00% Floor)	5/1/2029	—	—	—	(6)(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	11.03% (S + 5.50%; 1.00% Floor)	4/9/2029	1,608,252	1,578,192	1,596,190	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	4/9/2029	—	(4,088)	(1,670)	(6)(7)(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	11.07% (S + 5.50%; 1.00% Floor)	4/9/2029	3,328,249	3,263,343	3,303,287	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	4/9/2029	259,979	255,117	258,029	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Revolver	11.03% (S + 5.50%; 1.00% Floor)	4/9/2029	125,799	115,779	121,733	(6)(15)
Nasuni Corporation	Software	Term Loan	10.68% (S + 5.75%; 4.93% Floor)	9/10/2030	1,515,838	1,493,172	1,493,100	(15)
Nasuni Corporation	Software	Revolver	— (S + 5.75%; 0.75% Floor)	9/10/2030	—	(4,737)	(4,737)	(6)(7)(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	10.94% (S + 6.00%; 1.00% Floor)	3/17/2027	315,268	311,134	311,328	(15)
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	— (S + 6.00%; 1.00% Floor)	3/17/2027	—	(7,694)	(2,992)	(6)(7)(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	10.94% (S + 6.00%; 1.00% Floor)	3/17/2027	1,775,066	1,751,788	1,752,878	(15)
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	10.94% (S + 6.00%; 1.00% Floor)	3/17/2027	764,644	754,616	755,086	(15)
Navigate360, LLC	Diversified Consumer Services	Revolver	— (S + 6.00%; 1.00% Floor)	3/17/2027	—	(3,378)	(3,251)	(6)(7)(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	10.94% (S + 6.00%; 1.00% Floor)	3/17/2027	573,347	565,828	566,181	(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
NC Topco, LLC	Banks	Term Loan	10.09% (S + 2.00%; 0.75% Floor; 2.75% PIK)	9/1/2031	1,353,018	1,339,521	1,339,488	(15)
NC Topco, LLC	Banks	Revolver	— (S + 2.50%; 0.75% Floor)	9/1/2031	—	(1,539)	(1,558)	(6)(7)(15)
NC Topco, LLC	Banks	Delayed Draw Term Loan	— (S + 2.50%; 0.75% Floor)	8/29/2031	—	(1,923)	(1,947)	(6)(7)(15)
NI Topco, Inc.	Diversified Telecommunication Services	Term Loan	9.35% (S + 4.65%; 0.75% Floor)	12/28/2028	3,270,466	3,270,466	3,270,466	(15)
NI Topco, Inc.	Diversified Telecommunication Services	Term Loan	9.45% (S + 4.65%; 0.75% Floor)	12/28/2028	473,097	473,097	473,097	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	9.94% (S + 5.00%; 0.75% Floor)	9/6/2028	2,417,387	2,350,445	2,387,170	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Revolver	— (S + 5.00%; 0.75% Floor)	9/6/2028	—	(5,368)	(2,468)	(6)(7)(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	9.94% (S + 5.00%; 0.75% Floor)	9/6/2028	360,956	350,960	356,444	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	9.94% (S + 5.00%; 0.75% Floor)	9/6/2028	97,983	95,269	96,758	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	9.94% (S + 5.00%; 0.75% Floor)	9/6/2028	1,305,633	1,269,478	1,289,313	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Delayed Draw Term Loan	9.94% (S + 5.00%; 0.75% Floor)	9/6/2028	1,289,312	1,253,608	1,273,196	(15)
Pace Health Companies, LLC	Health Care Providers & Services	Term Loan	10.00% (S + 5.25%; 1.00% Floor)	8/3/2026	2,789,998	2,789,998	2,789,998	(15)
Peter C. Foy & Associates Insurance Services, LLC	Insurance	Delayed Draw Term Loan	10.34% (S + 5.50%; 0.75% Floor)	11/1/2028	2,714,480	2,701,911	2,700,908	(15)
Peter C. Foy & Associates Insurance Services, LLC	Insurance	Term Loan	10.75% (S + 5.50%; 0.75% Floor)	11/1/2028	193,101	192,207	192,135	(15)
Peter C. Foy & Associates Insurance Services, LLC	Insurance	Delayed Draw Term Loan	10.34% (S + 5.50%; 0.75% Floor)	11/1/2028	483,213	480,976	480,797	(15)
Ping Identity Holding Corp.	Software	Term Loan	9.35% (S + 4.75%; 0.75% Floor)	10/17/2029	4,490,287	4,490,287	4,490,287	(15)
Ping Identity Holding Corp.	Software	Revolver	— (S + 4.75%; 0.75% Floor)	10/17/2028	—	—	—	(6)(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	10.55% (S + 5.50%; 1.00% Floor)	1/4/2027	926,131	926,131	919,185	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	10.55% (S + 5.50%; 1.00% Floor)	1/4/2027	70,509	70,509	69,980	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.55% (S + 5.50%; 1.00% Floor)	1/4/2027	77,894	77,894	77,310	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	10.55% (S + 5.50%; 1.00% Floor)	1/4/2027	37,424	37,424	37,144	(15)
Priority OnDemand Midco 2, L.P.	Health Care Equipment & Supplies	Term Loan	10.05% (S + 5.25%; 1.00% Floor)	7/17/2028	3,187,522	3,187,522	3,187,522	(15)
Priority OnDemand Midco 2, L.P.	Health Care Equipment & Supplies	Delayed Draw Term Loan	10.05% (S + 5.25%; 1.00% Floor)	7/17/2028	50,217	50,217	50,217	(6)(15)
Ranger Buyer, Inc.	Commercial Services & Supplies	Term Loan	9.60% (S + 5.00%; 0.75% Floor)	11/20/2028	5,471,939	5,421,237	5,471,939	(15)
Ranger Buyer, Inc.	Commercial Services & Supplies	Revolver	— (S + 5.00%; 0.75% Floor)	11/18/2027	—	(3,225)	—	(6)(7)(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Term Loan	10.50% (S + 5.75%; 1.00% Floor)	6/18/2026	2,263,487	2,237,136	2,252,170	(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.50% (S + 5.75%; 1.00% Floor)	6/18/2026	1,978,981	1,958,783	1,969,086	(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.50% (S + 5.75%; 1.00% Floor)	6/18/2026	1,229,434	1,215,122	1,223,287	(15)
REP TEC Intermediate Holdings, Inc.	Professional Services	Term Loan	10.35% (S + 5.75%; 1.00% Floor)	12/1/2027	56,591	56,591	56,591	(15)
REP TEC Intermediate Holdings, Inc.	Professional Services	Term Loan	10.35% (S + 5.75%; 1.00% Floor)	12/1/2027	5,415,842	5,415,842	5,415,842	(15)
REP TEC Intermediate Holdings, Inc.	Professional Services	Revolver	— (S + 5.75%; 1.00% Floor)	12/1/2027	—	—	—	(6)(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Term Loan	9.35% (S + 4.75%; 0.75% Floor)	9/30/2031	778,807	767,129	767,124	(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	9/30/2031	—	(2,013)	(2,014)	(6)(7)(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Revolver	9.35% (S + 4.75%; 0.75% Floor)	3/30/2031	13,428	12,086	12,085	(6)(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	9.10% (S + 4.50%; 1.00% Floor)	9/15/2028	4,415,859	4,415,859	4,393,780	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Delayed Draw Term Loan	9.10% (S + 4.50%; 1.00% Floor)	9/15/2028	1,056,318	1,056,318	1,051,036	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Revolver	— (S + 4.50%; 1.00% Floor)	9/15/2028	—	—	(1,873)	(6)(7)(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Salisbury House, LLC	Diversified Consumer Services	Term Loan	11.15% (S + 5.75%; 1.00% Floor)	2/27/2026	1,633,346	1,633,346	1,633,346	(15)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	11.15% (S + 5.75%; 1.00% Floor)	2/27/2026	548,842	548,842	548,842	(15)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	11.15% (S + 5.75%; 1.00% Floor)	2/27/2026	475,798	475,798	475,798	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Term Loan	10.85% (S + 5.50%; 1.00% Floor)	6/28/2028	1,802,273	1,802,273	1,631,057	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	10.73% (S + 5.50%; 1.00% Floor)	6/28/2028	359,752	357,255	318,352	(6)(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Revolver	10.64% (S + 5.50%; 1.00% Floor)	6/28/2028	322,658	322,658	292,005	(15)
Sauce Labs Inc	Software	Revolver	— (S + 5.50%; 1.00% Floor)	8/16/2027	—	(8,751)	(12,506)	(6)(7)(15)
Sauce Labs Inc	Software	Revolver	11.35% (S + 5.00%; 1.00% Floor; 0.50% PIK)	8/16/2027	757,002	743,518	738,077	(15)
Sauce Labs Inc	Software	Term Loan	11.35% (S + 5.00%; 1.00% Floor; 0.50% PIK)	8/16/2027	2,909,890	2,858,056	2,837,143	(15)
Sauce Labs Inc	Software	Delayed Draw Term Loan	11.25% (S + 5.00%; 1.00% Floor; 0.50% PIK)	8/16/2027	320,894	312,249	307,635	(6)(15)
Serrano Parent, LLC	Software	Term Loan	11.62% (S + 6.50%; 1.00% Floor)	5/13/2030	5,500,000	5,395,233	5,362,500	(15)
Serrano Parent, LLC	Software	Revolver	— (S + 6.50%; 1.00% Floor)	5/13/2030	—	(10,091)	(13,525)	(6)(7)(15)
Soladoc, LLC	Health Care Equipment & Supplies	Term Loan	10.41% (S + 5.00%; 0.75% Floor)	6/12/2028	2,304,698	2,225,433	2,224,033	(15)
Soladoc, LLC	Health Care Equipment & Supplies	Revolver	— (S + 5.00%; 0.75% Floor)	6/12/2028	—	(7,787)	(8,067)	(6)(7)(15)
Telcor Buyer, Inc.	Health Care Technology	Term Loan	9.19% (S + 4.25%; 1.00% Floor)	8/20/2027	2,982,231	2,975,605	2,982,231	(15)
Telcor Buyer, Inc.	Health Care Technology	Revolver	— (S + 4.25%; 1.00% Floor)	8/20/2027	—	(248)	—	(6)(7)(15)
Telesoft Holdings, LLC	Diversified Telecommunication Services	Term Loan	10.69% (S + 5.75%; 1.00% Floor)	12/16/2026	1,419,554	1,414,174	1,412,456	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	11.65% (S + 6.25%; 1.00% Floor)	8/15/2025	970,233	966,895	970,233	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	11.65% (S + 6.25%; 1.00% Floor)	8/15/2025	228,736	227,948	228,736	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	11.65% (S + 6.25%; 1.00% Floor)	8/15/2025	368,325	367,058	368,325	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	11.45% (S + 6.25%; 1.00% Floor)	8/15/2025	406,298	404,900	406,298	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	11.51% (S + 6.25%; 1.00% Floor)	8/15/2025	762,286	759,663	762,286	(15)
Thrive Buyer, Inc.	Technology Hardware, Storage & Peripherals	Revolver	12.37% (S + 6.00%; 1.00% Floor)	1/22/2027	33,296	33,296	33,296	(6)(15)
Thrive Buyer, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	10.75% (S + 6.00%; 1.00% Floor)	1/22/2027	3,991,033	3,991,033	3,991,033	(15)
Thrive Buyer, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	10.75% (S + 6.00%; 1.00% Floor)	1/22/2027	1,464,308	1,464,308	1,464,308	(15)
Towerco IV Holdings, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.69% (S + 3.75%; 1.00% Floor)	8/31/2028	6,077,111	6,077,111	6,077,111	(6)(15)
Transtelco Holding, Inc.	Diversified Telecommunication Services	Term Loan	10.10% (S + 5.50%; 1.00% Floor)	3/26/2026	2,162,496	2,145,240	2,162,496	(15)
Transtelco Holding, Inc.	Diversified Telecommunication Services	Term Loan	10.86% (S + 6.25%; 0.50% Floor)	3/26/2026	1,493,347	1,490,369	1,493,347	(15)
Transtelco Holding, Inc.	Diversified Telecommunication Services	Term Loan	10.61% (S + 5.75%; 0.50% Floor)	3/26/2026	1,844,156	1,836,796	1,844,156	(15)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	10.81% (S + 5.75%; 1.00% Floor)	4/30/2027	731,678	725,233	724,361	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	10.81% (S + 5.75%; 1.00% Floor)	4/30/2027	86,969	86,202	86,099	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	10.81% (S + 5.75%; 1.00% Floor)	4/30/2027	183,263	181,649	181,431	(15)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	10.81% (S + 5.75%; 1.00% Floor)	4/30/2027	39,148	38,803	38,756	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	10.81% (S + 5.75%; 1.00% Floor)	4/30/2027	124,121	123,027	122,880	(15)
Ungerboeck Systems International, LLC	Leisure Products	Revolver	— (S + 5.75%; 1.00% Floor)	4/30/2027	—	(151)	(175)	(6)(7)(15)
Vectra AI, Inc.	Software	Term Loan	11.63% (S + 6.25%; 1.00% Floor)	3/2/2028	2,329,297	2,292,165	2,294,357	(15)
Vectra AI, Inc.	Software	Delayed Draw Term Loan	11.63% (S + 6.25%; 1.00% Floor)	3/2/2028	534,780	526,255	526,758	(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Vehlo Purchaser, LLC	Automobiles	Term Loan	10.50% (S + 5.25%; 0.75% Floor)	5/24/2028	4,285,714	4,246,485	4,285,714	(15)
Vehlo Purchaser, LLC	Automobiles	Delayed Draw Term Loan	10.53% (S + 5.25%; 0.75% Floor)	5/24/2028	1,190,476	1,179,579	1,190,476	(15)
Vehlo Purchaser, LLC	Automobiles	Revolver	10.09% (S + 5.25%; 0.75% Floor)	5/24/2028	23,809	21,653	23,809	(6)(15)
Velocity Holdco III Inc.	Commercial Services & Supplies	Term Loan	10.90% (S + 5.75%; 1.00% Floor)	4/22/2027	4,483,288	4,483,288	4,483,288	(15)
Veracross LLC	Diversified Consumer Services	Term Loan	11.44% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	4,967,531	4,922,916	4,917,855	(15)
Veracross LLC	Diversified Consumer Services	Delayed Draw Term Loan	11.44% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	638,464	630,742	632,079	(15)
Veracross LLC	Diversified Consumer Services	Revolver	11.44% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	96,663	93,669	93,475	(6)(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Term Loan	9.85% (S + 5.25%; 0.75% Floor)	3/21/2031	1,723,847	1,699,081	1,719,537	(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	10.35% (S + 5.25%; 0.75% Floor)	3/21/2031	287,308	273,103	287,308	(6)(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.25%; 0.75% Floor)	3/21/2030	—	(6,017)	(1,078)	(6)(7)(15)
Wealth Enhancement Group, LLC	Diversified Financial Services	Delayed Draw Term Loan	10.68% (S + 5.50%; 1.00% Floor)	10/2/2027	2,382,174	2,382,174	2,382,174	(15)
Wealth Enhancement Group, LLC	Diversified Financial Services	Revolver	— (S + 5.50%; 1.00% Floor)	10/2/2027	—	—	—	(6)(15)
Wealth Enhancement Group, LLC	Diversified Financial Services	Delayed Draw Term Loan	10.69% (S + 5.50%; 1.00% Floor)	10/2/2027	527,527	527,527	527,527	(15)
Zendesk, Inc.	Software	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/22/2028	—	—	—	(6)(15)
Zendesk, Inc.	Software	Revolver	— (S + 5.00%; 0.75% Floor)	11/22/2028	—	—	—	(6)(15)
Zendesk, Inc.	Software	Term Loan	9.69% (S + 5.00%; 0.75% Floor)	11/22/2028	4,960,995	4,960,995	4,960,995	(15)
Total U.S. 1st Lien/Senior Secured Debt						260,620,369	261,045,301
2nd Lien/Junior Secured Debt — 0.84%
Symplr Software, Inc.	Software & Tech Services	Term Loan	13.22% (S + 7.87%; 0.75% Floor)	12/22/2028	988,342	907,478	901,862	(15)
Total U.S. 2nd Lien/Junior Secured Debt						907,478	901,862
Total U.S Corporate Debt						261,527,847	261,947,163
Canadian Corporate Debt — 4.90%
Canadian 1st Lien/Senior Secured Debt — 4.90%
Versaterm Public Safety Inc.	Commercial Services & Supplies	Term Loan	11.44% (S + 6.50%; 1.00% Floor)	12/4/2025	5,081,655	5,024,220	5,018,134	(8)(15)
Versaterm Public Safety Inc.	Commercial Services & Supplies	Delayed Draw Term Loan	11.44% (S + 6.50%; 1.00% Floor)	12/4/2025	416,495	411,788	411,289	(8)(15)
Versaterm Public Safety Inc.	Commercial Services & Supplies	Revolver	13.50% (S + 6.50%; 1.00% Floor)	12/4/2025	29,358	26,888	26,607	(6)(8)(15)
Total Canada 1st Lien/Senior Secured Debt						5,462,896	5,456,030
Total Canadian Corporate Debt						5,462,896	5,456,030
TOTAL INVESTMENTS - 240.21%						266,990,743	267,403,193

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2024

Portfolio Company	Industry	Yield	Shares	Cost	Fair value	Footnotes
Cash Equivalents — 14.86%
US BANK MMDA GCTS	Money Market Portfolio		15,145,571	15,145,571	15,145,571	(9)(13)(15)
STATE STREET INSTITUTIONAL US	Money Market Portfolio		1,393,044	1,393,043	1,393,043	(9)(13)(15)
Total Cash Equivalents				16,538,614	16,538,614
Cash — 2.08%
US Dollar	USD		2,317,980	2,317,980	2,317,980
Total Cash				2,317,980	2,317,980
TOTAL CASH AND CASH EQUIVALENTS				18,856,594	18,856,594
LIABILITIES IN EXCESS OF OTHER ASSETS — (157.15%)					(174,940,242)
NET ASSETS — 100.00%					111,319,545

(1)
Unless otherwise indicated, all securities represent co-investments made with the Fund’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Related Party Transactions”.
(2)
Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of Financial Accounting Standards Board’s Accounting Standards Codification 820 fair value hierarchy.
(3)
Percentages are based on net assets
(4)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to an interest rate floor. The borrower has an option to choose the benchmark rate, such as the Secured Overnight Financing Rate including adjustment, if any (“S”) or the U.S. Prime Rate (“P”). The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) at the borrower’s option. As of September 30, 2024, rates for 1M S, 3M S and 6M S are 4.85%,4.59%, and 4.25%, respectively. As of September 30, 2024, the P was 8.00%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2024.
(5)
Non-controlled affiliated investment. See Note 3 “Related Party Transactions”.
(6)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date, that may expire prior to the maturity date stated. See Note 7 “Commitments and Contingencies”.
(7)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(8)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of September 30, 2024, the aggregate fair value of these securities is $2,557,629 or 1.88% of the Fund’s total assets.
(9)
Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(10)
Categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(11)
Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value per share practical expedient
(12)
Aggregate gross unrealized appreciation for federal income tax purposes is $1,069,585; aggregate gross unrealized depreciation for federal income tax purposes is $657,135. Net unrealized appreciation is $412,450. As of September 30, 2024, the cost basis of investments owned was substantially identical for both book and tax purposes.
(13)
Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(14)
The rate shown is the annualized seven-day yield as of September 30, 2024
(15)
Assets are pledged as collateral for the Credit Facilities (as defined below). See Note 4 “Borrowings.

P - Prime
PIK - Payment-In-Kind
S - SOFR

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Notes to Unaudited Consolidated Financial Statements

September 30, 2024

1.
Organization and Basis of Presentation

Organization

AB Private Lending Fund (the “Fund”) is a non-diversified, closed-end management investment company formed as a Delaware statutory trust on June 8, 2023 (“Inception”). The Fund has elected to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund intends to elect to be treated for federal income tax purposes, and to qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Fund is externally managed by AB Private Credit Investors LLC (“AB-PCI” or the “Adviser”), which is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) and an affiliate of AllianceBernstein L.P. (“AB”) and its subsidiaries. The Fund commenced operations on April 30, 2024.

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

ABPLF SPV I LLC (“ABPLF”), a Delaware limited liability company, is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation.

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

As of September 30, 2024, the Fund’s only consolidated subsidiary was ABPLF.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2024, the Fund did not have any non-accrual investments.

Credit Facility Related Costs, Expenses, Deferred Financing Costs and Unamortized Debt Issuance Costs

The Credit Facilities (as defined in Note 4) are recorded at carrying value, which approximates fair value due to floating interest rates that are based on an index plus spread, which is typically consistent with those demanded in the market. These Credit Facilities are classified as Level 3. Interest expense and unused commitment fees on the Credit Facilities are recorded on an accrual basis. Unused commitment fees are included in interest and borrowing expenses in the consolidated statements of operations. Deferred financing costs include capitalized expenses related to the closing of the Credit Facilities. Amortization of deferred financing costs is computed on the straight-line basis over the contractual term. The amortization of such costs is included in interest and borrowing expenses in the consolidated statements of operations, with any unamortized amounts included in deferred financing costs on the consolidated statements of assets and liabilities. Debt issuance costs relating to the term loans provided by the Credit Facilities are amortized on a straight-line basis over the contractual term and included in interest and borrowing expenses in the consolidated statements of operations. The unamortized debt issuance costs are included as a direct reduction of the carrying value of the Credit Facilities (i.e., a contra liability).

Upon early termination or partial principal pay down of the term loans provided by the Credit Facilities, the unamortized costs related to the Credit Facilities are accelerated into interest and borrowing expenses on the Fund’s consolidated statements of operations.

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

The Fund will elect to be treated and intends to continue to qualify for federal income tax purposes as a RIC under Subchapter M of the Code. So long as the Fund is able to maintain its status as a RIC, it will generally not be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to its shareholders, and any tax liability related to income earned by the Fund will represent obligations of the Fund’s investors and will not be reflected on the financial statements of the Fund. To qualify and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements, and distribute at least 90% of its annual investment company taxable income, which is generally its net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years for which it paid no U.S. federal income taxes. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. As of September 30, 2024, and December 31, 2023, the Fund had no excise tax.

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

The Fund has adopted a distribution reinvestment plan, pursuant to which the Fund will reinvest all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and the Fund declares, a cash dividend or other distribution, then its shareholders who have not opted out of the distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places..

Offering Cost and Organizational Expenses

Organization expenses include, among other things, the cost of incorporating the Fund and the cost of legal services and other fees pertaining to the Fund’s organization. These costs are expensed as incurred. For the three and nine months ended September 30, 2024, the Fund incurred organizational expenses of $0 and $851,735, respectively, which will be paid on behalf of the Fund by the Adviser and have been recorded as an expense on the statement of operations. For the three months ended September 30, 2023 the Fund incurred organization expenses of 186,136. For the period from June 8, 2023 (Inception) to

September 30, 2023 the Fund incurred organizational expenses of $463,345. A portion of the organizational expenses remained payable as of September 30 ,2024 and December 31, 2023 and the reimbursement of organizational expenses, pursuant to the Fund’s Expense Support and Conditional Reimbursement Agreement, as defined below, has been recorded as receivable due from Adviser in the statement of assets and liabilities.

The Fund’s offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Fund’s registration statement (and any amendments or supplements thereto) relating to the Offering and associated marketing materials. For the three and nine months ended September 30, 2024, the Fund incurred offering expenses of $276,674 and $639,219, respectively. For the period from June 8, 2023 (Inception) to September 30, 2023 the Fund did not incur offering expenses. As of September 30, 2023 and December 31, 2023 offering costs payable was $0 and $617,381, respectively, and have been recorded as an offering cost payable in statement of assets and liabilities. Offering expenses are recorded as deferred offering costs on the statement of assets and liabilities and then will be subsequently amortized to expense on the Fund’s statement of operations over 12 months from the commencement of operations.

3.
Related Party Transactions

Investment Advisory Agreement

On August 7, 2024, the Fund entered into an Amended and Restated Investment Advisory Agreement (the “Advisory Agreement”) with the Adviser, pursuant to which the Adviser manages the Fund on a day-to-day basis. The Adviser is responsible for determining the composition of the Fund’s portfolio, making investment decisions, monitoring the Fund’s investments, performing due diligence on prospective portfolio companies, exercising voting rights in respect of portfolio securities, obtaining and managing financing facilities and other forms of leverage and providing the Fund with such other investment advisory and related services as the Fund may, from time to time, reasonably require for the investment of capital.

The Fund pays the Adviser a fee for its services under the Advisory Agreement consisting of two components, a management fee and an incentive fee. The cost of both the management fee and the incentive fee is ultimately borne by the shareholders.

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

For the three and nine months ended September 30, 2024, the Fund incurred management fees of $359,762 and $590,752, respectively which remains payable as of September 30, 2024. For the three months ended September 30, 2023 and for the period from June 8, 2023 (Inception) to September 30, 2023, the Fund did not incur any management fees.

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

The Fund incurred income-based incentive fees for the three and nine months ended September 30, 2024 of $327,114 and $327,114 respectively. The Fund did not incur any income-based incentive fees the three months ended September 30, 2023, and for the period from June 8, 2023 (Inception) to September 30, 2023.

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

For the three and nine months ended September 30, 2024,the Fund incurred capital gain incentive fees of $5,344 and $52,453, respectively.

As of September 30, 2024 and December 31, 2023 incentive fee payable was $379,567and $0, respectively. For the three months ended September 30, 2023, and for the period from June 8, 2023 (Inception) to September 30, 2023, the Fund did not incur any capital gains incentive fees.

Sub-Advisory Agreement

On August 7, 2024, the Adviser and AB (AB in its capacity as sub-adviser, “AB High Yield”) entered into an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”), the terms of which provide AB High Yield with broad delegated authority to oversee the broadly syndicated loan and other liquid investment allocation. The Fund’s broadly syndicated loan and other liquid investments are managed by AB High Yield pursuant to the Sub-Advisory Agreement. The Adviser pays AB High Yield monthly in arrears, 25% of the management fee and 25% of the incentive fees pursuant to the Sub-Advisory Agreement.

Administration Agreement

On August 7, 2024, the Fund entered into an Administration Agreement with AB Private Credit Investors LLC (in its capacity as administrator, the “Administrator”). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Fund’s other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. The Fund also is liable to reimburse the Administrator for the Fund’s allocable portion of compensation of the Administrator’s personnel, including but not limited to: (i) the Fund’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Fund; and (iii) any internal audit group personnel of the Administrator or any of its affiliates. The Administrator may defer or waive rights to be reimbursed for the costs and expenses noted above including the Fund’s allocable portion of compensation of the Administrator’s personnel, subject to the limitations described in the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Fund will reimburse the Administrator for any services performed for the Fund by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator receives compensation for its sub-administrative services under a sub-administration agreement. For the three and nine months ended September 30, 2024,the Fund incurred administration expense fees of $34,692 and $98,630, respectively.

Costs and expenses of AB Private Credit Investors LLC in its capacity as both the Administrator and the Adviser that are eligible for reimbursement by the Fund are reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator. The Fund does not reimburse the Administrator for any services for which it receives a separate fee, or for (a) rent, depreciation, utilities, capital equipment or other administrative items and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any controlling person of the Administrator. The Administrator does not charge the Fund any fees for its services as Administrator.

Managing Dealer Agreement

On August 7, 2024, the Fund entered into a Managing Dealer Agreement with AllianceBernstein Investments, Inc. (the “Managing Dealer”), pursuant to which the Managing Dealer has agreed to, among other things, manage the Fund’s relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of Common Shares, which are referred to as “participating brokers,” and financial advisers. The Managing Dealer also coordinates the Fund’s marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, the Fund’s investment strategies, material aspects of the Fund’s operations and subscription procedures. The Adviser may use its management fee revenues, as well as its past profits or its resources from any other source to pay the Managing Dealer for expenses incurred in connection with providing services intended to result in the sale of shares of the Fund and/or shareholder support services. The Fund does not pay referral or similar fees to the Managing Dealer or any accountants, attorneys or other persons in connection with the distribution of the Fund’s shares.

Under the terms of the Managing Dealer Agreement, the Managing Dealer will serve as the managing dealer for the Offering. The Managing Dealer will be entitled to receive shareholder servicing and/or distribution fees monthly in arrears at a contractual rate of 0.85% per annum of the aggregate value of the Fund’s net assets attributable to Class S shares as of the beginning of the first calendar day of the month. The Managing Dealer will be entitled to receive shareholder servicing fees monthly in arrears at a contractual rate of 0.25% per annum of the aggregate value of the Fund’s net assets attributable to Class D shares as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees will be paid with respect to Class I shares. The shareholder servicing and/or distribution fees will be paid monthly in arrears. The shareholder servicing and/or distribution fees will be payable to the Managing Dealer, but the Managing Dealer will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services.

The Managing Dealer will cease receiving the distribution and/or shareholder servicing fee on Class S shares and Class D shares upon the earlier to occur of the following: (i) a listing of Class I shares, (ii) the merger or consolidation of the Fund with or into another entity, or the sale or other disposition of all or substantially all of the Fund’s assets, or (iii) the date following the completion of the primary portion of the Offering on which, in the aggregate, underwriting compensation from all sources in connection with such Offering is equal to 10% of the gross proceeds from such Offering.

In addition, at the end of the month in which the Managing Dealer in conjunction with the transfer agent determines that total transaction or other fees, including upfront placement fees or brokerage commissions, and shareholder servicing and/or distribution fees paid with respect to any single share held in a shareholder’s account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such share (or a lower limit as determined by the Managing Dealer or the applicable broker), the Managing Dealer shall cease receiving the shareholder servicing and/or distribution fee on either (i) each such share that would exceed such limit or (ii) all Class S shares and Class D shares in such shareholder’s account. At the end of such month, the applicable Distribution Shares in such shareholder’s account will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV.

Expense Support and Conditional Reimbursement Agreement

On August 7, 2024, the Fund entered into the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement, the Adviser is obligated to advance the Fund’s Operating Expenses (as defined below) (each, a “Required Expense Payment”) to the extent that such expenses exceed 1.00% (on an annualized basis) of the Fund’s NAV. Any Required Expense Payment must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds, and/or offset against amounts due from the Fund to the Adviser or its affiliates. For purposes hereof, “Operating Expenses” means all of the Fund’s operating costs and expenses incurred (including organization and offering expenses), as determined in accordance with GAAP for investment companies, less base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and borrowing costs.

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

No Reimbursement Payment for any month shall be made if: (1) the Fund’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Fund’s Operating Expense Ratio exceeds 1.00% (on an annualized basis). The “Operating Expense Ratio” is calculated by dividing Operating Expenses, by the Fund’s monthly average net assets.

The Fund’s obligation to make a Reimbursement Payment shall automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

For the three and nine months ended September 30, 2024, the Fund is entitled to reimbursements from the Adviser in the amount of $994,736 and $2,647,524 respectively, of which $0 remains outstanding as of September 30, 2024. For the three months ended September 30, 2023 and for the period from June 8, 2023 (Inception) to September 30, 2023, the Fund incurred reimbursements of $186,136 and $463,345 respectively.

Transfer Agency Agreement

On August 7, 2024, the Fund and AllianceBernstein Investor Services, Inc. (“ABIS”), an affiliate of the Fund, entered into an agreement pursuant to which ABIS will provide transfer agent services to the Fund. The Fund bears the expenses related to the agreement with ABIS.

For the three and nine months ended September 30, 2024, the Fund incurred $3,331 and $8,775 , respectively, in transfer agent fees. As of September 30, 2024 and December 31, 2023, $8,774 and $0, respectively, of accrued transfer agent fees remained payable. For the three months ended September 30, 2023 and for the period from June 8, 2023 (Inception) to September 30, 2023, the Fund did not incur any transfer agent fees.

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

The Scotia Credit Facility is expected to be guaranteed by certain of the Fund’s domestic subsidiaries that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). Proceeds of the Scotia Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

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

The Fund’s outstanding borrowings through the Credit Facilities as of September 30, 2024 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
Scotia Credit Facility	$75,000,000	$16,500,000	$58,500,000	$16,500,000
Scotia Term Loan	25,000,000	25,000,000	—	25,000,000
ABPLF Credit Facility	50,000,000	26,000,000	24,000,000	26,000,000
ABPLF Term Loan	100,000,000	100,000,000	—	100,000,000
Total	$250,000,000	$167,500,000	$82,500,000	$167,500,000

As of September 30, 2024, deferred financing costs and debt issuance costs were $1,563,708 and $1,116,935, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

Interest Expense on Borrowings

For the three and nine months ended September 30, 2024, the three months ended September 30, 2023 and for the period from June 8, 2023 (Inception) to September 30, 2024 the components of interest and other debt expenses related to the borrowings were as follows:

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the nine months ended September 30, 2024	For the Period from June 8, 2023 (Inception) to September 30, 2023
Interest and borrowing expenses	$3,376,510	$—	$5,661,991	$—
Commitment fees	42,599	—	67,974	—
Amortization of deferred financing costs	346,921	—	738,923	—
Total	$3,766,030	$—	$6,468,888	$—
Weighted average interest rate(1) (2)	8.71%	—	8.94%	—
Average outstanding balance(2)	$172,016,304	$—	$174,286,184	$—

(1)
Calculated as the annualized amount of the stated interest and borrowing expense divided by average borrowings for the period.
(2)
Calculated for the period from initial drawdowns of the Credit Facilities through September 30,2024
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

The following tables summarizes the valuation of the Fund’s investments as of September 30, 2024:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$16,538,614	$—	$—	$16,538,614
Total Cash Equivalents	$16,538,614	$—	$—	$16,538,614

Assets*
1st Lien/Senior Secured Debt	$—	$—	$266,501,331	$266,501,331
2nd Lien/Junior Secured Debt	—	—	901,862	901,862
Total	$—	$—	$267,403,193	$267,403,193
Total assets				$283,941,807

* See consolidated schedule of investments for industry classifications.

The following is a reconciliation of Level 3 Assets for the nine months ended September 30, 2024:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Total
Balance as of January 1, 2024	$—	$—	$—
Purchases (including capitalized PIK)	289,340,791	901,862	290,242,653
Sales and principal repayments	(23,714,627)	—	(23,714,627)
Realized gain	7,172	—	7,172
Net amortization of premium/discount	449,929	5,616	455,545
Net change in unrealized appreciation (depreciation)	418,066	(5,616)	412,450
Balance as of September 30, 2024	$266,501,331	$901,862	$267,403,193
Change in unrealized appreciation (depreciation) for investments still held	418,066	(5,616)	412,450

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of September 30, 2024. There were no Level 3 investments as of December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of September 30, 2024	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$239,886,116	Market Yield Analysis	Market Yield	7.6% - 12.9% (9.6%)	Decrease
1st Lien/Senior Secured Debt	$12,016,972	Expected repayment	Redemption Price	N/A	Increase
1st Lien/Senior Secured Debt	$14,598,243	Recent purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	$901,862	Market Yield Analysis	Market Yield	15.00%	Decrease
Total Assets	$267,403,193

(1)
Weighted averages are calculated based on fair value of investments.
6.
Commitments and Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of September 30, 2024 the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment type as of September 30, 2024:

			9/30/2024
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
AAH Topco, LLC	Revolver	12/22/2027	278,823	(3,529)
Admiral Buyer, Inc	Delayed Draw Term Loan	8/17/2026	87,727	—
Admiral Buyer, Inc	Revolver	5/8/2028	487,579	—
AmerCareRoyal, LLC	Delayed Draw Term Loan	9/10/2026	232,088	—
AmerCareRoyal, LLC	Delayed Draw Term Loan	10/25/2024	160,159	(805)
AmerCareRoyal, LLC	Revolver	9/10/2030	94,501	(955)
Avalara, Inc	Revolver	10/19/2028	397,545	—
Avant Communications, LLC	Revolver	11/30/2026	216,876	—
Azurite Intermediate Holdings, Inc	Delayed Draw Term Loan	3/30/2026	750,644	(1,881)
Azurite Intermediate Holdings, Inc	Revolver	3/19/2031	331,111	(3,345)
Banneker V Acquisition, Inc.	Revolver	12/4/2025	188,434	(2,385)
Bonterra LLC	Revolver	9/8/2027	71,963	(544)
Brightspot Buyer, Inc	Revolver	11/16/2027	198,639	(3,025)
BSI2 Hold Nettle, LLC	Revolver	6/30/2028	125,808	(951)
BusinesSolver.com, Inc.	Delayed Draw Term Loan	12/1/2024	351,144	—
BV EMS Buyer, Inc.	Revolver	11/23/2027	23,471	—
Community Based Care Acquisition, Inc.	Revolver	9/16/2027	331,096	(1,664)
Datacor, Inc.	Delayed Draw Term Loan	3/13/2026	1,379,153	—
Datacor, Inc.	Revolver	3/13/2029	275,831	—
Demeter Merger Sub LLC	Delayed Draw Term Loan	11/1/2024	864,078	—
Demeter Merger Sub LLC	Revolver	5/1/2029	345,631	—
EET Buyer, Inc.	Revolver	11/8/2027	379,836	—
Exterro, Inc.	Revolver	6/1/2027	311,967	—
Foundation Risk Partners, Corp.	Revolver	10/29/2029	447,125	—
Fusion Holding Corp	Revolver	9/14/2027	441,024	(13,640)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	40,859	—
GS AcquisitionCo, Inc.	Revolver	5/25/2028	26,807	(135)
Hirevue, Inc.,	Revolver	5/3/2029	316,616	(4,008)
Honor HN Buyer, Inc	Delayed Draw Term Loan	1/31/2025	255,921	—
Honor HN Buyer, Inc	Revolver	10/15/2027	102,500	—
Iodine Software, LLC	Delayed Draw Term Loan	12/31/2024	1,119,649	—
Iodine Software, LLC	Revolver	5/19/2027	372,658	—
Mavenlink, Inc	Revolver	6/3/2027	48,545	(1,117)
Medical Management Resource Group, L.L.C.	Revolver	9/30/2026	36,364	(648)
MMP Intermediate, LLC	Revolver	2/15/2029	237,383	(595)
MSP Global Holdings,Inc	Delayed Draw Term Loan	4/8/2026	220,984	(1,670)
MSP Global Holdings,Inc	Revolver	4/9/2029	413,317	(3,123)
Nasuni Corporation	Revolver	9/10/2030	311,063	(4,737)
Navigate360, LLC	Delayed Draw Term Loan	3/6/2025	595,507	(2,993)
Navigate360, LLC	Revolver	3/17/2027	256,832	(3,251)
NC Topco, LLC	Delayed Draw Term Loan	8/31/2026	387,395	(1,947)
NC Topco, LLC	Revolver	9/1/2031	154,179	(1,557)
NMI AcquisitionCo, Inc.	Revolver	9/6/2028	194,966	(2,468)
Ping Identity Corporation	Revolver	10/17/2028	449,029	—
Priority Ondemand Midco 2,L.P	Delayed Draw Term Loan	7/15/2026	1,107,696	—
Ranger Buyer Inc	Revolver	11/18/2027	364,822	—
Rep Tec Intermediate Holdings,Inc.,	Revolver	12/1/2027	96,955	—
Ridge Trail US Bidco, Inc	Delayed Draw Term Loan	3/30/2027	266,540	(2,014)
Ridge Trail US Bidco, Inc	Revolver	3/30/2031	74,949	(1,141)
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	372,670	(1,873)
Sandstone Care Holdings,LLC	Delayed Draw Term Loan	6/28/2025	91,231	(9,023)
Sauce Labs Inc	Delayed Draw Term Loan	2/10/2025	554,568	(8,445)
Sauce Labs Inc	Revolver	8/16/2027	487,754	(12,507)
Serrano Parent, LLC	Revolver	5/13/2030	527,459	(13,525)
Soladoc, LLC	Revolver	6/12/2028	222,403	(8,066)
Telcor Buyer Inc	Revolver	8/20/2027	113,480	—
Thrive Buyer, Inc	Revolver	1/22/2027	16,648	—
Towerco IV Holdings, LLC	Delayed Draw Term Loan	7/17/2026	346,678	—
Ungerboeck Systems International, LLC	Revolver	4/30/2027	17,385	(176)
Vehlo Purchaser, LLC	Revolver	5/24/2028	214,286	—
Veracross LLC	Revolver	12/28/2027	219,888	(2,221)
Visionary Buyer LLC	Delayed Draw Term Loan	3/23/2026	1,436,539	—
Visionary Buyer LLC	Revolver	3/21/2030	429,884	(1,077)
Wealth Enhancement Group, LLC	Revolver	10/2/2028	176,661	—
Zendesk, Inc.	Revolver	11/22/2028	497,725	—
Zendesk, Inc.	Delayed Draw Term Loan	11/22/2025	1,208,761	—
Total			23,157,809	(121,041)

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

As of September 30, 2024, the cumulative amount subject to recoupment by the Adviser amounts to $3,166,257.

7.
Net Assets

Distribution Reinvestment Plan

On May 30, 2024, the Fund adopted a distribution reinvestment plan. See Note 2–Significant Accounting Policies–Distributions.

No shares were distributed pursuant to the distribution reinvestment plan during the nine months ended September 30, 2024.

Transactions in Shares

The following table summarizes the total Shares issued and proceeds related to the Offering:

Share Issue Date	Shares Issued	Proceeds Received
For the Nine Months Ended September 30, 2024
May 1, 2024	4,400,000	110,000,000
September 1, 2024	34,393	900,000
Total	4,434,393	$110,900,000

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

Distributions

Distributions to shareholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute monthly distributions to its shareholders. The Fund’s monthly distributions, if any, will be determined by the Board. Any distributions to the Fund’s shareholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared for the Fund's Class I shares during the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
9/27/2024	9/27/2024	10/23/2024	1.37	$6,076,005

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

9.
Financial Highlights

Below is the schedule of financial highlights of the Fund for Class I shares for the nine months ended September 30, 2024:

Per Share Data: (1)
Net asset value, beginning of period	$25.00
Net investment income (loss)	1.39
Net realized and unrealized gains (losses) on investments	0.08
Net increase (decrease) in net assets resulting from operations	$1.47
Distributions to stockholders	$(1.37)
Net asset value, end of period	$25.10
Shares outstanding, end of period	4,434,393
Total return at net asset value before incentive fees(2)(3)	6.28%
Total return at net asset value after incentive fees(2)(3)	5.90%
Ratio/Supplemental Data:
Net assets, end of period	$111,319,545
Ratio of total expenses to weighted average net assets(4)	20.09%
Ratio of net expenses to weighted average net assets(4)	16.03%
Ratio of net investment income (loss) before waivers to weighted average net assets (4)	9.58%
Ratio of net investment income (loss) after waivers to weighted average net assets(4)	13.63%
Ratio of interest and credit facility expenses to weighted average net assets(4)	13.72%
Ratio of incentive fees to weighted average net assets(4)	0.34%
Portfolio turnover rate	8.65%
Asset coverage ratio(5)	166%

(1)
The per share data was derived by using the weighted average shares outstanding during the applicable period, except for distributions recorded which reflects the actual amount per share for the applicable period.
(2)
Total return based on NAV is calculated as the change in NAV per share during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s distribution reinvestment plan.
(3)
Not annualized.
(4)
Annualized, except for offering, incentive fees, and organizational expenses.
(5)
Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

10.
Subsequent Events

Subsequent events after the date of the Consolidated Statements of Assets and Liabilities have been evaluated through the date the consolidated financial statements were issued.The Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

Amended and Restated Expense Support and Conditional Reimbursement Agreement

On October 28, 2024, the Fund entered into an amended and restated expense support and conditional reimbursement agreement (the “Amended Expense Support Agreement”) with the Adviser, which amends and restates the Expense Support Agreement. The Fund entered into the Amended Expense Support Agreement for purposes of clarifying the periods for which reimbursement payment amounts will be determined. No other material terms were amended in connection with the Amended Expense Support Agreement.

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

• interest rate volatility could adversely affect the Fund’s results, particularly if the Fund elects to use leverage as part of its investment strategy.

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

Under the Fund’s Advisory Agreement (as defined below), the Fund has agreed to pay the Adviser an annual management fee as well as an incentive fee based on its investment performance. Also, under the Administration Agreement (as defined below), the Fund has agreed to reimburse the Adviser (in its capacity as administrator, the “Administrator”) for the allocable portion of expenses incurred by the Administrator in performing its obligations under the Administration Agreement. The Fund also will be liable to reimburse the Administrator for the Fund’s allocable portion of compensation of the Administrator’s personnel, including but not limited to the compensation and related expenses of the Fund’s chief compliance officer, chief financial officer and their respective staffs. The Administrator may defer or waive rights to be reimbursed for the costs and expenses noted above including the Fund’s allocable portion of compensation of the Administrator’s personnel. The Administrator will not charge the Fund any fees for its services as Administrator. AB-PCI and AB High Yield (as defined below) are both affiliates and subsidiaries of AllianceBernstein L.P. (“AB”)

The Fund’s investment objective is to generate attractive risk-adjusted returns, predominantly in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation. The portfolio is expected to consist primarily of directly originated, privately negotiated corporate loans to borrowers in the US middle market, typically involving a private equity backed issuer, and in more limited instances, venture capital supported or independently owned issuers. The Fund seeks to additionally invest in broadly syndicated loans and bonds from private and public issuers to facilitate the immediate deployment of investors’ capital subscriptions, maintain liquidity requirements, and for opportunistic purposes.

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

From time to time, AB-PCI (in its capacity as the Adviser and the Administrator), AB High Yield or their affiliates may pay third-party providers of goods or services. We will reimburse AB-PCI (in its capacity as the Adviser and the Administrator), AB High Yield or such affiliates thereof for any such amounts paid on our behalf. From time to time, AB-PCI (in its capacity as the Adviser and the Administrator) and AB High Yield may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders, subject to the cap on organization and offering expenses described in “Item 1. Financial Statements-Notes to Financial Statements-Note 3. Related Party Transactions”.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support and Conditional Reimbursement Agreement with our Adviser. For additional information, see “Item 1. Financial Statements—Notes to Financial Statement—Note 3 Related Party Transactions – Expense Support and Conditional Reimbursement Agreement.”

Recent Developments

See “Item 1. Financial Statement—Notes to Financial Statement—Note 10. Subsequent Events” for a summary of recent developments.

Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	For the Three Months Ended September 30, 2024		For the nine months ended September 30, 2024		For the Three Months Ended September 30, 2023	For the Period from June 8, 2023 (Inception) to June 30, 2023
Investments in Portfolio Companies	$(4,994,083)	(1)	$(286,455,723)	(1)	$—	$—
Draw Downs against Revolvers and Delayed Draw Term Loan	(1,735,789)		(4,122,936)		—	—
Principal Repayments	20,544,827	(3)	23,714,627	(2)	—	—
Sales	—		—		—	—
Net Repayments (Investments)	$13,814,955		$(266,864,032)		$—	$—

(1)
Includes investments in 73 portfolio companies.
(2)
Includes $1,541,589 in revolver and delayed draw term paydowns.
(3)
Includes $1,316,918 in revolver and delayed draw term paydowns.

The following table shows the composition of the investment portfolio and associated yield data as of September 30, 2024:

	As of September 30, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$266,083,265	93.09%	$266,501,331	93.10%	11.71%
Second Lien Junior Secured Debt	907,478	0.32%	901,862	0.32%	16.69%
Cash and Cash equivalents	18,856,594	6.60%	18,856,594	6.59%
Total	$285,847,337	100.00%	$286,259,787	100.00%

(1)
Based upon the par value of the Fund’s debt investments.

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of September 30, 2024:

As of September 30, 2024
Number of portfolio companies	73
Percentage of debt bearing a floating rate(1)	100%
Percentage of debt bearing a fixed rate(1)	—%

(1)
Measured as a percentage of fair value basis and excluding equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of September 30, 2024:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Performing	$266,990,743	100%	$267,403,193	100%
Non-accrual	$—	—%	$—	—%
Total	$266,990,743	100%	$267,403,193	100%

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

The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, at amortized cost and fair value as of September 30, 2024 (with corresponding percentage of total portfolio investments):

	As of September 30, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Auto Components	$5,415,302	2.03%	$5,416,161	2.03%
Automobiles	5,447,717	2.04%	5,499,999	2.06%
Banks	3,985,458	1.49%	4,031,681	1.51%
Capital Markets	777,202	0.29%	777,195	0.29%
Chemicals	5,437,241	2.04%	5,500,000	2.06%
Commercial Services & Supplies	16,416,771	6.15%	16,463,832	6.16%
Construction & Engineering	4,112,521	1.54%	4,133,187	1.55%
Diversified Consumer Services	16,868,688	6.32%	16,884,742	6.31%
Diversified Financial Services	15,104,518	5.66%	15,156,945	5.67%
Diversified Telecommunication Services	33,958,941	12.72%	34,102,428	12.75%
Food & Staples Retailing	2,047,865	0.77%	2,047,865	0.77%
Health Care Equipment & Supplies	5,455,385	2.04%	5,453,705	2.04%
Health Care Providers & Services	27,782,140	10.41%	27,682,440	10.35%
Health Care Technology	15,616,159	5.85%	15,713,284	5.88%
Hotels, Restaurants & Leisure	8,465,913	3.17%	8,516,030	3.18%
Insurance	13,765,348	5.16%	13,727,207	5.13%
Internet and Direct Marketing Retail	5,314,392	1.99%	5,400,413	2.02%
Leisure Products	1,154,763	0.43%	1,153,352	0.43%
Media	2,004,619	0.75%	2,016,550	0.75%
Professional Services	16,886,094	6.32%	16,945,467	6.34%
Real Estate Management & Development	7,354,794	2.75%	7,338,257	2.74%
Software	37,486,932	14.04%	37,286,177	13.94%
Technology Hardware, Storage & Peripherals	16,131,980	6.04%	16,156,276	6.04%
	$266,990,743	100.00%	$267,403,193	100.00%

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

Results of Operations

The following is a summary of the Fund’s operating results for the three and nine months ended September 30, 2024, the three months ended September 30, 2023 and for the period from June 8, 2023 (Inception) to September 30, 2023:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024	For the Period From June 8, 2023 (Inception) to September 30, 2024	For the Three Months Ended September 30, 2023
Total investment income	$8,290,955	$13,987,740	$—	$—
Total expenses	5,740,799	10,559,336	463,345	186,136
Less: expenses reimbursed by the Adviser	(994,736)	(2,647,524)	(463,345)	(186,136)
Income tax expense, including excise tax	—	—	—	—
Net investment income after tax	3,544,892	6,075,928	—	—
Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Net realized and change in unrealized appreciation and depreciation on investments	42,761	419,622	—
Net increase in net assets resulting from operations	$3,587,653	$6,495,550	$—	$—

Investment Income

For the three and nine months ended September 30, 2024, the Fund’s investment income was comprised of $8,090,678 of interest income, which includes $455,545 from the net amortization of premium and accretion of discounts, $190,666 of payment-in-kind interest, and $130,577 of dividend income for both periods. For the three months ended September 30,2023, and the period from June 8, 2023 (Inception) to September 30, 2023 the Fund did not earn any investment income.

Operating Expenses

The following is a summary of the Fund’s operating expenses for the three and nine months ended September 30, 2024, the three months ended September 30, 2023 and for the period from June 8, 2023 (Inception) to September 30, 2023:

	For the Three Months Ended September 30, 2024	For the nine months ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Period From June 8, 2023 (Inception) to September 30, 2023
Interest and borrowing expenses	$3,766,030	$6,468,888	$—	$—
Organizational expense	—	851,735	186,136	463,345
Offering fee expense	276,674	639,219	—	—
Income-based incentive fee	327,114	327,114	—	—
Other expenses	224,152	599,293	—	—
Management fees	359,762	590,752	—	—
Professional fees	730,201	927,257	—	—
Trustees’ fees	51,522	102,625	—	—
Capital Gain Incentive fees	5,344	52,453	—	—
Total expenses	5,740,799	10,559,336	186,136	463,345
Income tax expense, including excise tax	—	—	—	—
Total expenses	$5,740,799	$10,559,336	$—	$463,345

Interest and Borrowing Expenses

Interest and borrowing expenses include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Credit Facilities. Interest and borrowing expenses for the three and nine months ended September 30, 2024 were $3,766,030 and $6,468,888 respectively. The weighted average interest rate for the three and nine months ended September 30, 2024 was 8.71% and 8.94%, respectively. For the three months ended September 30, 2023 and for the period from June 8, 2023 (Inception) to September 30, 2023 the Fund did not incur any interest and borrowing expenses.

Management Fee

The gross management fee expenses for the three and nine months ended September 30, 2024 was $359,762 and $590,752, respectively. For the three months ended September 30, 2023 and for the period from June 8, 2023 (Inception) to September 30, 2023 the Fund did not incur any management fees.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and nine months ended September 30, 2024, the Fund had $35,589 and $412,450, respectively, in net change in unrealized appreciation on $267,403,193 of investments in 73 portfolio companies. Net change in unrealized appreciation for the period for the three and nine months ended September 30, 2024, resulted from an increase in fair value, primarily due to positive valuation adjustments on level 3 securities. For the three months ended September 30, 2023 and for the period from June 8, 2023 (Inception) to September 30, 2023 the Fund did not incur any unrealized appreciation or deprecation.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three and nine months ended September 30, 2024, the net increase in net assets resulting from operations was $3,587,653 and $6,495,550, respectively . Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2024, the Fund’s per share net increase in net assets resulting from operations was $0.82 and $1.48 respectively. For the three months ended September 30, 2023 and for the period from June 8, 2023 (Inception) to September 30, 2023 there was no change in net assets.

Cash Flows

For the nine months ended September 30, 2024, cash increased by $18,856,594. During the same period, cash used in operating activities was $145,157,821, primarily as a result of net purchases of investments. The Fund provided $164,014,415 from financing activities, primarily from net borrowings on the Credit Facilities and issuance of Common Shares. For the three months ended September 30, 2023 and for the period from June 8, 2023 (Inception) to September 30, 2023 the Fund did not have any cash flows.

Hedging

The Fund may enter into interest rate, foreign exchange, and/or other derivative arrangements to hedge against interest rate, currency, and/or other credit related risks through the use of futures, options and forward contracts. These hedging activities will be subject to the applicable legal and regulatory compliance requirements; however, there can be no assurance any hedging strategy employed will be successful. The Fund may also seek to borrow capital in local currency as a means to hedging non-U.S. dollar denominated investments. For the nine months ended September 30, 2024 and for the period from June 8, 2023 (inception) to September30, 2023 the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023 the Fund had $18,856,594 and $0 in cash and cash equivalents, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund intends to sell its shares on a continuous monthly basis at a per share price equal to the then-current NAV per share.

The Fund’s primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying AB-PCI (in its capacity as the Adviser and the Administrator) or AB High Yield), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Common Shares.

Cash and cash equivalents as of September 30, 2024, taken together with the Fund’s $82,500,000 undrawn amount on its Credit Facilities, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

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

As of September 30, 2024, the Fund has unfunded commitments to fund future investments in the amount of $23,278,849 and contractual obligations in the form of Credit Facilities of $167,500,000.

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

During September 2024, the Fund issued 34,393 Class I Shares at $25.00 per share.

There was no other equity activity during the three and nine months ended September 30, 2024.

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

As of September 30, 2024, the Fund had an aggregate principal amount of $167,500,000 of borrowings under the Credit Facilities and had an asset coverage ratio of 166%.

Critical Accounting Estimates

Valuation of Investments

The Fund measures the value of its investments at fair value accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or “ASC Topic 820,” issued by the Financial Accounting Standards Board, or “FASB.” Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2024, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 300 basis points	(8,075,880)	(5,025,000)	(3,050,880)
Down 200 basis points	(5,383,920)	(3,350,000)	(2,033,920)
Down 100 basis points	(2,691,960)	(1,675,000)	(1,016,960)
Down 25 basis points	(673,424)	(418,750)	(254,674)
Up 100 basis points	2,693,697	1,675,000	1,018,697
Up 200 basis points	5,387,394	3,350,000	2,037,394
Up 300 basis points	8,081,092	5,025,000	3,056,092

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Fund on its current reports on Form 8-K, the Fund did not sell any securities during the period covered by this Quarterly Report that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

For the fiscal quarter ended September 30, 2024, none of the Fund’s trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated October 28, 2024, by and between AB Private Lending Fund and AB Private Credit Investors, LLC (3).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document*

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101*

* Filed herewith

(1)
Incorporated by reference to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01744), filed on September 23, 2024 and incorporated herein by reference.
(2)
Incorporated by reference to the Fund’s Registration Statement on Form N-2 (File No. 333-280361), filed on June 20, 2024 and incorporated herein by reference.
(3)
Incorporated by reference to the Fund’s Current Report on Form 8-K (File No. 814-01744) filed on October 29, 2024 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB PRIVATE LENDING FUND

Date: November 14, 2024	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer
(Principal Financial and Accounting Officer)