Form 10-K
period 2024-12-31
AB Private Lending Fund
filed 2025-03-31
CIK 1982701

e

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from      to

Commission file number 814-01744

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

Securities registered pursuant to Section 12(g) of the Act:

Class S Common shares of beneficial interest, par value $0.01

Class D Common shares of beneficial interest, par value $0.01

Class I Common shares of beneficial interest, par value $0.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes☐  No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes☐  No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

As of June 30, 2024 there was no established public market for the registrant’s common stock.

The number of shares of Registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of March 31, 2025, was 4,695,706, 0, and 0 of Class I, Class S and Class D common shares, respectively.

AB PRIVATE LENDING FUND

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2024

CERTAIN DEFINITIONS

Except as otherwise specified in this Annual Report on Form 10-K (“Annual Report”), the term “the Fund” refers to AB Private Lending Fund.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Fund, its current and prospective portfolio investments, its industry, its beliefs and opinions, and its assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Fund’s control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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
•
the ability of the Adviser and AB High Yield (each as defined below) to locate suitable investments for the Fund and to monitor and administer the Fund’s investments;
•
the ability of the Adviser and AB High Yield to attract and retain highly talented professionals;
•
the Fund’s ability to qualify and maintain its qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);
•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors the Fund identifies under “Risk Factors” in this Annual Report.

Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by the Fund that the Fund’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, the Fund assumes no duty and does not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this Annual Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because the Fund is an investment company.

PART I

Item 1. Business

Overview

AB Private Lending Fund (the “Fund,” “we,” “us” or “our.”) is an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Formed as a Delaware statutory trust on June 8, 2023, the Fund is externally managed by AB Private Credit Investors LLC (the “Adviser” or “AB-PCI”), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”) and is an affiliate of AllianceBernstein L.P. (“AB”) and its subsidiaries. The Fund also intends to elect to be treated for federal income tax purposes, and to qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Fund commenced operations on April 30, 2024.

Under the Fund’s Advisory Agreement (as defined below), the Fund has agreed to pay the Adviser an annual management fee as well as an incentive fee based on its investment performance. Also, under the Administration Agreement (as defined below), the Fund has agreed to reimburse the Adviser (in its capacity as administrator, the “Administrator”) for the allocable portion of expenses incurred by the Administrator in performing its obligations under the Administration Agreement. The Fund also will be liable to reimburse the Administrator for the Fund’s allocable portion of compensation of the Administrator’s personnel, including but not limited to the compensation and related expenses of the Fund’s chief compliance officer, chief financial officer and their respective staffs. The Administrator may defer or waive rights to be reimbursed for the costs and expenses noted above including the Fund’s allocable portion of compensation of the Administrator’s personnel. The Administrator will not charge the Fund any fees for its services as Administrator. AB-PCI and AB High Yield (as defined below) are both affiliates and subsidiaries of AB.

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

Investments

Under normal circumstances, the Fund will invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit and credit-related instruments issued by corporate issuers (including loans, notes, bonds and other corporate debt securities). If the Fund changes its 80% test, it will provide shareholders with at least 60 days’ prior notice of such change. The Fund’s level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to private companies, the level of merger and acquisition activity for such companies, the general economic environment, trading prices of loans and other securities and the competitive environment for the types of investments the Fund makes.

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

Initial Portfolio

On May 1, 2024, shortly prior to the Fund’s election to be regulated as a BDC, and in order to avoid the blind pool-aspects typically associated with the launch of a new fund, the Fund acquired from Equitable Financial Life Insurance Company, an affiliated insurance company owned by Equitable Holdings, Inc. (the “Seller”), a select portfolio of directly originated, privately negotiated corporate loans to borrowers in the U.S. middle market (the “Initial Portfolio”). The Fund issued 4,400,000 Class I shares at $25.00 per share and used $171.3 million of $178.0 million total borrowings under the Scotia Credit Facility (as defined below), to purchase the Initial Portfolio from the Seller for an aggregate purchase price of $281.3 million. The Fund purchased the Initial Portfolio pursuant to the terms of an Asset Purchase Agreement and a Subscription Agreement by and between the Fund and the Seller.

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

Financing

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

Market Opportunity

The private credit market has experienced extensive growth since the GFC, and it is estimated that global private debt assets total $1.7 trillion as of June 30, 2023.1 Preqin estimates that the private credit market can grow to $2.3 trillion by 2027 aided by demand from investors and borrowers alike. The consolidation of regional U.S. banks following the GFC and the enhanced regulations introduced by the Dodd-Frank Act resulted in banks’ reduced appetite to hold loans issued by middle-market companies. Middle market borrowers’ resulting demand for capital from alternative lenders paired with investors’ search for incremental yield post the financial crisis and strong performance generally across alternative lenders fueled the continued growth of direct lending. Direct lending is a subset of private credit and is frequently compared to its main credit alternatives including leveraged or broadly syndicated loans, and the high yield market. More recently, demand has been driven by key characteristics of the asset class summarized below. We expect this growth to continue and, along with the factors outlined below, to provide a robust investment opportunity set aligned to our investment strategy.

In addition to the opportunity in private credit, the syndicated bank loan and high yield bond markets consist of approximately $4 trillion in assets and 4,000 issuers, as of December 31, 2023.2 While the Fund expects to primarily invest in private credit, the Adviser expects to use syndicated bank loans and high yield bonds to facilitate deployment, manage liquidity, and invest on an opportunistic basis when market conditions create compelling opportunities. As of December 31, 2023, secondary yields in the syndicated loan market generally exceeded 8% (per the Morningstar LSTA Leveraged Loan Index).

•
Regulatory Actions and Bank Consolidation Continue to Drive Demand towards Private Financing. The direct lending market has seen notable growth and become a viable alternative solution for middle market borrowers seeking financing. Global regulatory actions that followed the GFC significantly increased the cost of capital requirements for commercial banks, limiting their appetite to originate and retain illiquid, non-investment grade credit commitments on their balance sheets, particularly with respect to middle market sized issuers. Instead, many commercial banks have adopted an “underwrite-and-distribute” approach, which AB believes is often less attractive to corporate borrowers seeking certainty of capital. These regulatory actions as well as bank consolidation further impacted the availability of credit for middle market borrowers as the larger, consolidated banks increasingly focused their aggregate capital on up-market transactions. As a result, commercial banks’ share of the leveraged loan market declined from approximately 72% in 1994 to approximately 25% in 2022.3 Access to the syndicated leveraged loan market has also become challenging for both first time issuers and smaller scale issuers. Issuers of syndicated loan tranche sizes representing less than $500 million account for just 7.3% of the new issue market year to date as of December 31, 2023 as compared to over 40% in 2001.4 The void of capital available to middle market borrowers – due to increased regulation and bank consolidation – has been filled by direct lending platforms which provide borrowers an alternative financing solution. In response, corporate borrower behavior has increasingly shifted to a more conscious assessment of the benefits that private capital from strategic financing partners can offer.

1 Source: Preqin Global Report 2023: Private Debt.

2 Source: Pitchbook Market Opportunity; Bloomberg Global HY Index.

3 Source: S&P Global Market Intelligence, as of December 31, 2022.

4 Source: Pitchbook.

•
Larger Borrowers Are Increasingly Utilizing Private Financing Solutions. AB-PCI believes the opportunity set has subtly shifted toward larger borrowers. Private credit’s focus on the middle market was traditionally driven by borrowers’ inefficient access to capital and the fact that such borrowers were typically too small to issue a syndicated loan or high yield bond. At the upper end of the middle market, companies traditionally have had the option to pursue a broadly syndicated loan, which typically has offered the best execution in the normal course, but recent volatility in syndicated credit markets along with borrowers’ increased value assigned to the confidentiality, efficiency and execution certainty provided by direct lending solutions has led to private credit market share gains. This is illustrated by the trend in U.S. jumbo unitranche loans ($1bn+) executed by direct lenders, which increased from $6 billion in aggregate issuance in 2019 to nearly $56 billion in 2023.5 AB-PCI believes that as borrowers and debt advisers become more aware of the depth in the private debt space that has been created by scaled providers, they will increasingly weigh this option against public market alternatives. AB-PCI believes the benefits of this growing opportunity set at the upper end of the market will accrue to scaled direct lenders, like AB-PCI, with the capacity to provide financing solutions to larger borrowers. Further, AB-PCI’s partnership with AB High Yield will allow AB-LEND to offer creative financing solutions across private and syndicated credit markets.

Competitive Strengths

AB-PCI is a highly regarded and established private credit investment platform that benefits from the support of AB, one of the world’s leading investment managers.6 We believe AB-PCI’s differentiating characteristics include7:

•
Strong Track Record. AB-PCI and its Founding Team Members have a long track record of investing in the middle market across variable market conditions. Since AB-PCI’s inception, the team has executed over $25.0 billion of committed assets across more than 600 transactions.
•
Team Continuity. AB-PCI exhibits strong continuity among its senior members, with all five of AB-PCI’s Founding Team Members, which previously worked together at Barclays Private Credit Partners LLC (“BPCP”), remaining with AB-PCI today. Furthermore, senior members have experience working together as early as the mid-2000s. The continuity extends beyond the senior team with strong retention (95% average annual retention rate over the last 4 years) across the broader team. We believe such continuity and retention across the broader team allows AB-PCI to consistently apply its investment philosophy and execution, which is a key driver of long-term investment performance.
•
Established, Diverse Sourcing and Disciplined Investment Execution. Given the breadth and depth of its financial sponsor relationships as well as its other sourcing channels, AB-PCI historically sees more than 1,000 investment opportunities per year, which allows us to be highly selective with the deals we ultimately execute. On an inception to date basis, AB-PCI has closed 4% of its new investment opportunities, reflecting its philosophy to execute only those opportunities believed to provide the strongest risk-adjusted returns.
•
Deep Industry Expertise. AB-PCI invests most often in companies that possess certain investment characteristics, including: highly visible revenue streams, a competitive advantage, secular growth, a diversified business model, and a strong management team, while avoiding companies that have single-points of failure (e.g., customer or supplier concentration), and high loss-given-default profiles. These target investment characteristics have led to AB-PCI investing with a focus on the following industries: enterprise software, technology-enabled services, healthcare, digital infrastructure and services, and multi-site franchises, predominantly in quick service restaurants. The years of experience and numerous transactions in which AB-PCI has invested in these sectors has resulted in differentiated sector expertise across the team. Such expertise allows the team to identify attractive opportunities, effectively price risk, appropriately “lean in” to win an investment mandate, as well as monitor and manage investments to maximize returns. Furthermore, AB-PCI believes that its positioning in these core industry verticals enhances the stability of its portfolio through variable economic conditions, as these companies are generally not directly dependent on broader economic output, discretionary spending, commodity prices and other cyclical factors. AB-PCI targets the same fundamental investing characteristics when pursuing opportunities outside of its core, focused sectors.
•
Differentiated Portfolio Financing Model. AB-PCI historically has managed perpetual or evergreen investment vehicles. The perpetual nature of these vehicles has allowed AB-PCI to build highly diversified portfolios of assets, which in turn facilitates the use of structured financing solutions for portfolio financing. These solutions are long-term and floating rate,

5 Source: KBRA DLD: 2023 Full Year Report – Insights & Outlook.

6 Source: Pension & Investments, June 2023 issue ranking of the world’s largest money manager based on total worldwide institutional assets under management as of December 31, 2022.

7 There can be no assurance that the results achieved by past strategies managed by AB-PCI or its affiliates will be achieved for the Fund.

thereby making for an effective match for AB-PCI’s assets, but are also committed and stable, which allows AB-PCI to be a long-term buy and hold investor, ultimately contributing to longer-term performance for investors.

Furthermore, AB High Yield brings a distinctive approach and expertise to investing in syndicated bank loans and high yield bonds that we believe provide several benefits to investors, including:

•
Seasoned High Yield Investor. AB High Yield has been a leader in high yield investing for decades, having introduced its first US High Yield Strategy in December 1986, more than 37 years ago.
•
Dynamic Global Investment Process. AB High Yield utilizes a dynamic global investment process that combines fundamental and quantitative research. Furthermore, AB High Yield’s globally-integrated research and portfolio management platform facilitates the sharing of diverse perspectives from research teams situated globally all the while operating within a single investment framework – this allows AB High Yield to efficiently leverage the best global thinking across all client portfolios.
•
Cutting Edge Technology. AB High Yield has invested significantly in recent years to develop technology-driven tools for our fixed income portfolio management, research, and trading teams, which among them include (i) Prism, a proprietary credit research database that allows for improved decision-making, and (ii) ALFA, a tool that provides a real-time view of the entire bond market and the trading levels of individual issues, improving trade execution and identification of opportunities that otherwise might be missed.

The Board of Trustees

The Fund’s business and affairs are managed under the direction of the board of trustees (the “Board”). The Board consists of five members. A majority of the Board will at all times consist of directors who are not “interested persons” of the Fund, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act (“Independent Trustees”). The Board is divided into three classes, each serving staggered, three-year terms. The terms of the Fund’s Class I trustees will expire at the 2025 annual meeting of shareholders; the terms of the Fund’s Class II trustees will expire at the 2026 annual meeting of shareholders; and the term of the Fund’s Class III trustee will expire at the 2027 annual meeting of shareholders. See “Part III, Item 10 — Directors, Executive Officers and Corporate Governance.” The Board elects the Fund’s officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly determinations of fair value of the Fund’s assets, corporate governance activities, oversight of the Fund’s financing arrangements and oversight of the Fund’s investment activities. Overall responsibility for the Fund’s oversight rests with the Board. We have entered into the Advisory Agreement with the Adviser and the Sub-Advisory Agreement with AB High Yield, pursuant to which the Adviser will manage the Fund on a day-to-day basis and AB High Yield will manage certain of our broadly syndicated loan and other liquid instruments. The Board is responsible for overseeing the Adviser, AB High Yield and other service providers in our operations in accordance with the provisions of the 1940 Act, the Fund’s bylaws and applicable provisions of state and other laws. The Adviser and AB High Yield will keep the Board well informed as to the Adviser and AB High Yield’s respective activities on our behalf and our investment operations and provide the Board information with additional information as the Board may, from time to time, request.

Investment Identification

Through its dedicated originations team, which now includes 13 professionals, AB-PCI sources more than 1,000 investment opportunities annually. AB-PCI primarily sources these opportunities through our relationships with over 300 financial sponsors along with incremental sourcing via venture capital firms, co-investors, financial intermediaries, and corporate executives. The depth and breadth of AB-PCI’s financial sponsor relationships and multi-channel sourcing provides consistent deal flow across variable market conditions. Lastly, AB-PCI also benefits from a platform of more than 185 portfolio companies, which commonly seek incremental financing for M&A activity, growth financing and other needs and therefore provide AB-PCI with consistent opportunities for capital deployment.

AB-PCI’s direct origination capabilities are augmented by AB High Yield’s active presence in the broadly syndicated loan and high yield markets.

1)
Disciplined risk and liquidity management. AB High Yield’s ALFA system, a proprietary liquidity technology system, provides a real-time view of the market, leading to efficient and effective management while maximizing income and returns.

2)
Robust and consistent investment process. AB High Yield uses a multi-sector, value-based approach focused on finding attractive relative value income opportunities across different asset classes and issuers. AB High Yield’s history within credit markets has built deep relationships in capital markets with all major underwriters, issuers, and sponsors. AB High Yield’s team often gives feedback to banks and issuers on the structure and pricing of the syndicated space.
3)
Focus on value and market cycles. AB High Yield pairs its deep relationships across the market with its proprietary liquidity and trading tools to opportunistically invest when market conditions cause imbalances and take advantage of returns.

Private Credit

Underwriting: AB-PCI follows a tested and proven methodology for underwriting investments, with an emphasis on fundamental analysis and valuation. Further, AB-PCI’s rigorous, bottoms-up approach enables us to identify business strengths and stress test areas of risk. AB-PCI seeks to build conviction in an investment opportunity’s attributes, risks, and mitigants, encouraging input from all team members during the due diligence process. Underwriting typically takes three to eight weeks from the time an investment is identified. This time is used to complete credit analysis, structuring, legal due diligence, documentation, and closing. Key aspects of AB-PCI’s underwriting process include:

•
Assessing and stress testing the underlying business model. This involves evaluating prospective companies’ revenue models, key performance indicators, cost structures, customer bases and contracts, supplier relationships, historical financials, industry positioning, market growth, and other key business drivers. Additionally, we visit with management and/or the financial sponsor to assess team depth and overall ability to execute the business plan. Findings drive inputs into financial forecasting due diligence.
•
Valuation. We prepare extensive valuation analysis on prospective borrowers, including discounted cash flows, comparable analysis, and sum-of-parts valuation, with further consideration for potential acquirors of the prospective borrowers. The valuation due diligence drives input into three internally developed investment frameworks applied to each opportunity: (i) enterprise loan-to-value, (ii) asset value, and (iii) actuarial cash flow. Evaluating opportunities under these frameworks ensures consistency of approach on a deal-by-deal basis and across the organization.
•
Supplemental Research: We supplement fundamental business and valuation due diligence with a combination of internal and external resources such as financial advisers, industry experts, lawyers, and consultants to conduct specialized or complex due diligence.

Due diligence findings are summarized and incorporated into investment memoranda that are presented and reviewed as part of a multi-stage process that concludes with an IC meeting. The IC determines its views as to the appropriate sizing, structure, pricing, and ongoing monitoring requirements for each investment opportunity and ultimately votes whether to approve the opportunity and the related allocations to the Adviser’s client accounts. See “Portfolio Management” for details regarding the IC.

Monitoring: AB-PCI takes a proactive approach to portfolio management by focusing on the early identification of potential issues and concerns. Senior deal team leaders, including representatives from originations and credit, take ownership of portfolio company investments “cradle-to-grave” by employing ongoing portfolio management. AB-PCI believes this creates strong alignment of interest and accountability as those who recommended an opportunity “own it” throughout its life, including during periods of underperformance or default, if any. Furthermore, deal team oversight of “watch list” names that receive a Risk Rating of 3 or higher is supplemented with the involvement by AB-PCI’s Head of Restructuring and in many cases, our President.

Deal teams are required to stay abreast of portfolio company performance and industry trends, and therefore engage in active and direct dialogue with management teams and financial sponsors in performing the portfolio management function.

Each portfolio company is formally reviewed by the Adviser and presented to the Investment Committee each quarter as part of a formal QPR process, which involves the use of standardized monitoring reports and analysis tools that are proprietary to the Adviser and are intended to address the following for each portfolio company, including but not limited to:

•
Risk Rating: Each investment is internally ranked on a category scale of 1 to 6, with 1 as the best ranking that indicates the company is performing as expected and there are no near-term covenant concerns; all companies rated “below” 1 receive additional scrutiny.
•
Financial Performance: The comparison of actual results vs. the Adviser’s underwritten case or company budget, with an explanation of any significant variances and any potential or actual covenant violations.

•
Outlook: An outlook of financial performance for the next twelve months is used to anticipate future liquidity or capital needs, as well as any potential covenant violations.
•
Fair Value: Fair values are calculated for each investment, which are reviewed and approved by the AB valuation in accordance with AB policies; this process involves preparing projections and discounted cash flow models, as well as updating comparables used to originally underwrite the investment and consultations with a third-party independent valuation firm, among other considerations.

Furthermore, AB-PCI possesses significant restructuring experience, including the President and senior members across the credit and originations teams. The team has demonstrated the ability to successfully navigate covenant breaches and bankruptcies in the past while at AB-PCI and BPCP, as well as at other prior employers across multiple economic cycles. All significant decisions relating to underperforming credits, including covenant amendments, waivers or modifications, must be approved by AB-PCI’s President. Moreover, any restructuring of a portfolio investment that is substantive enough to re-characterize the nature of the original transaction must be authorized in accordance with the IC process as if it were a new opportunity.

Syndicated Credit

In managing the syndicated credit allocation, analysts underwrite an issuer with the assumption that it will be held to maturity. Issuers are then evaluated on an ongoing basis, and to the extent that research opinions change, positioning in the issuer may change as well.

The frequency and prioritization of updating credit views and ratings on issuers is determined based on input from analysts, portfolio managers, and traders, as well as output from quantitative models. In practice, AB High Yield conducts daily team meetings where existing and potential investments are discussed.

During these meetings, various conditions impacting investments are reviewed and may correspond with an analyst completing a credit review, these include:

•
Deviations from forecasted results
•
Management drift
•
Quantitative research tools that flag potential developing credit problems
•
Unusual trading activity
•
Notable outperformance or underperformance

Allocation of Investment Opportunities

General

The Adviser provides investment management services to other investment funds and client accounts. The Adviser will share any investment and sale opportunities with its Other Accounts and the Fund in accordance with applicable law, including the Advisers Act, firm-wide allocation policies, and an exemptive order from the SEC permitting co-investment activities (as further described below), which generally provide for sharing eligible investments pro rata among the eligible participating funds and accounts, subject to certain allocation factors.

Furthermore, subject to the Advisers Act and as set forth in this prospectus, certain Other Accounts may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such Other Accounts’ respective governing agreements.

In addition, as a BDC regulated under the 1940 Act, the Fund is subject to certain limitations relating to co-investments and joint transactions with affiliates, which, in certain circumstances, limit the Fund’s ability to make investments or enter into other transactions alongside Other Accounts.

The Adviser has received an exemptive order from the U.S. Securities and Exchange Commission (the “SEC”) that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, and if established as follows, the Fund’s board of trustees (the “Board” and each member of the Board, a “Trustee”) may establish objective criteria (“Board-Established Criteria”) clearly defining co-investment opportunities in which the Fund will have the opportunity to participate with other public or private affiliated funds that target similar assets. If an investment falls within the Board-Established Criteria, AB-PCI must offer an opportunity for the Fund to participate. Board-Established Criteria will be objective and testable, meaning that they will be based on observable information, such as industry/sector of the issuer, minimum EBITDA of the issuer, asset class of the investment opportunity or required commitment size, and not on characteristics that involve a discretionary assessment. The co-investment would generally be allocated to us and the other AB-PCI funds that target similar assets pro rata based on available capital in the applicable asset class. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

AB High Yield maintains a fiduciary duty to all clients requiring it to act in the best interest of the clients and treat each client fairly. AB High Yield makes investment decisions based on each client’s investment objective, guidelines, and restrictions. In the event a decision impacts multiple accounts, AB High Yield looks to aggregate trades to facilitate best execution for all clients involved and achieve economies of scale. Execution of these trades will be allocated on a pro-rata basis. Should a security traded execute at different prices across dealers, AB High Yield can allocate based on an objective criteria which also allows all accounts to receive fair and equitable treatment over time as approved by a Head of Investment and the Chief Compliance Officer (or a designee) prior to the order completion.

Co-Investment Relief

The Adviser has received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, and if established as follows, the Fund’s Board may establish Board-Established Criteria clearly defining co-investment opportunities in which the Fund will have the opportunity to participate with other public or private affiliated funds that target similar assets. If an investment falls within the Board-Established Criteria, AB-PCI must offer an opportunity for the Fund to participate. Board-Established Criteria will be objective and testable, meaning that they will be based on observable information, such as industry/sector of the issuer, minimum EBITDA of the issuer, asset class of the investment opportunity or required commitment size, and not on characteristics that involve a discretionary assessment. The co-investment would generally be allocated to us and the other AB-PCI funds that target similar assets pro rata based on CAFI in the asset class being allocated. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly Board meeting.

About the Fund’s Investment Adviser

The Fund’s investment activities are managed by its external investment adviser, AB Private Credit Investors LLC. The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Fund benefits from the Adviser’s ability to identify attractive investment opportunities, conduct due diligence to determine credit risk, and structure and price investments accordingly, as well as manage a diversified portfolio of investments. The Adviser, a wholly-owned subsidiary of AllianceBernstein L.P. (“AB”), was formed in April 2014. AB is one of the world’s largest investment management firms, with approximately $792 billion in assets under management as of December 31, 2024, and offers high-quality research and diversified investment services to leading institutions, retail investors, and private wealth clients globally. AB maintains research, portfolio management, and client service offices around the world, reflecting its global capabilities and the needs of its clients. Furthermore, AB is a recognized leader in credit research and investing, with decades of experience. Since AB launched its first dedicated credit strategy in 1987, it has innovated and evolved its platform to provide new investment opportunities across public and private credit markets. AB is a publicly-held limited partnership whose economic interest is approximately 61.2% owned by Equitable Holdings, Inc. and 39.5% owned by public investors through AB Holdings LP. The Adviser can leverage AB’s dedicated economic, fundamental equity, fixed income, and quantitative research groups, as well as experts focused on multi-asset and alternatives strategies.

The Adviser has engaged AB as a sub-adviser, through its established high yield and leveraged loan franchise, AB High Yield (as such, AB in its capacity as sub-adviser is referred to herein as “AB High Yield”), to manage investments in broadly syndicated loans and bond markets, and assist in the determination of the relative value opportunities between private and syndicated markets pursuant to a sub-advisory agreement between the Adviser and AB High Yield (the “Sub-Advisory Agreement”).

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

Pursuant to the Advisory Agreement, the Fund pays the Adviser a fee for investment advisory services consisting of two components – a management fee and an incentive fee. The cost of both the management fee and the incentive fee is ultimately borne by the shareholders of the Fund. In addition, under the Advisory Agreement and to the extent permitted by applicable law and in the discretion of the Board, the Fund indemnifies the Adviser and certain of its affiliates.

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

Management Fee

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Advisory Agreement, net assets means our total assets less the fair value of our liabilities, determined on a consolidated basis in accordance with GAAP.

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

Examples of Quarterly Incentive Fee Calculation

Example 1 — Incentive Fee on pre-incentive fee net investment income for each quarter

Scenarios expressed as a percentage of net asset value at the beginning of the quarter	Scenario 1	Scenario 2	Scenario 3
Pre-incentive fee net investment income for the quarter	1.00%	1.35%	2.00%
Catch up incentive fee (maximum of 0.18%)	0.00%	-0.10%	-0.18%
Split incentive fee (12.5% above 1.43%)	0.00%	0.00%	-0.07%
Net Investment income	1.00%	1.25%	1.75%

Scenario 1 — Incentive Fee on Income

Pre-incentive fee net investment income does not exceed the 1.25% quarterly preferred return rate, therefore there is no catch up or split incentive fee on pre-incentive fee net investment income.

Scenario 2 — Incentive Fee on Income

Pre-incentive fee net investment income falls between the 1.25% quarterly preferred return rate and the upper-level breakpoint of 1.43%, therefore the incentive fee on pre-incentive fee net investment income is 100% of the pre-incentive fee above the 1.25% quarterly preferred return.

Scenario 3 — Incentive Fee on Income

Pre-incentive fee net investment income exceeds the 1.25% quarterly preferred return and the 1.43% upper level breakpoint provision. Therefore the upper level breakpoint provision is fully satisfied by the 0.18% of pre-incentive fee net investment income above the 1.25% preferred return rate and there is a 12.5% incentive fee on pre-incentive fee net investment income above the 1.43% upper level breakpoint. This ultimately provides an incentive fee which represents 12.5% of pre-incentive fee net investment income.

Example 2 — Incentive Fee on Capital Gains

Assumptions

Year 1: No net realized capital gains or losses

Year 2: 6.0% realized capital gains and 1.0% realized capital losses and unrealized capital depreciation; capital gain incentive fee 12.5% × (realized capital gains for year computed net of all realized capital losses and unrealized capital depreciation at year end)

Year 1 Incentive Fee on Capital Gains	= 12.5% × (0)
= 0
= No Incentive Fee on Capital Gains
Year 2 Incentive Fee on Capital Gains	= 12.5% × (6.0% -1.0)%
= 12.5% × 5.0%
= 0.63%

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

Duration and Termination

Unless terminated earlier as described below, the Advisory Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually (i) (A) by the Board or (B) by the affirmative vote of the holders of a majority of the Fund’s outstanding voting securities and (ii) by a majority of the Fund’s Independent Directors. The Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of the Fund’s outstanding voting securities may also terminate the Advisory Agreement without penalty upon 60 days’ written notice.

The Advisory Agreement provides that, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the Advisory Agreement, the Adviser and its professionals and any other person or entity affiliated with it are entitled to indemnification from the Fund for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Advisory Agreement or otherwise as the Fund’s investment adviser.

Payment of the Fund’s Expenses

Except as specifically provided below, all investment professionals and staff of the Adviser and AB High Yield, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits of such personnel allocable to such services, will be provided and paid for by the Adviser and AB High Yield. We will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to:

1.
investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement;
2.
the Fund’s allocable portion of compensation and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Fund’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Fund; and (iii) any internal audit group personnel of the Administrator or any of its affiliates, subject to certain limitations; and
3.
all other expenses of the Fund’s operations and transactions.

From time to time, each of AB-PCI (in its capacity as the Adviser and the Administrator) and AB High Yield or its affiliates may pay third-party providers of goods or services. We will reimburse each of AB-PCI (in its capacity as the Adviser and the Administrator) and AB High Yield or such affiliates thereof for any such amounts paid on our behalf. From time to time, the AB-PCI (in its capacity as the Adviser and the Administrator) and AB High Yield and may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders.

Costs and expenses of AB-PCI (in its capacity as the Adviser and the Administrator) and AB High Yield that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator.

Expense Support and Conditional Reimbursement Agreement

On October 28, 2024, the Fund entered into the Amended and Restated Expense Support and Conditional Reimbursement Agreement (as amended the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement, the Adviser is obligated to advance the Fund’s Operating Expenses (as defined below) (each, a “Required Expense Payment”) to the extent that such expenses exceed 1.00% (on an annualized basis) of the Fund’s NAV. Any Required Expense Payment must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds, and/or offset against amounts due from the Fund to the Adviser or its affiliates. For purposes hereof, “Operating Expenses” means all of the Fund’s operating costs and expenses incurred (including organization and offering expenses), as determined in accordance with GAAP for investment companies, less base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and borrowing costs.

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

As of December 31, 2024, the amount of Expense Payments provided by the Adviser since inception is $4,235,729. The following table reflects the Expense Payments which are no longer subject to reimbursement pursuant to the Expense Agreement:

For the Quarters Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Effective Rate of Distribution per Share (1)	Reimbursement Eligibility Expiration	Percentage Limit (2)
June 30, 2023	277,209	-	277,209	N/A	June 30, 2026	1.00%
September 30, 2023	186,136	-	186,136	N/A	September 30, 2026	1.00%
December 31, 2023	55,388	-	55,388	N/A	December 31, 2026	1.00%
March 31,2024	152,538	-	152,538	N/A	March 31, 2027	1.00%
June 30, 2024	1,500,250	-	1,500,250	0.00%	June 30, 2027	1.00%
September 30, 2024	994,736	-	994,736	17.92%	September 30, 2027	1.00%
December 31, 2024	1,069,472	-	1,069,472	6.81%	December 31, 2027	1.00%

Total	$4,235,729	-	$4,235,729

Administration Agreement

On August 7, 2024, the Fund entered into an Administration Agreement with AB Private Lending Fund LLC (in its capacity as administrator, the “Administrator”). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Fund’s other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. The Fund also is liable to reimburse the Administrator for the Fund’s allocable portion of compensation of the Administrator’s personnel, including but not limited to: (i) the Fund’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Fund; and (iii) any internal audit group personnel of the Administrator or any of its affiliates. The Administrator may defer or waive rights to be reimbursed for the costs and expenses noted above including the Fund’s allocable portion of compensation of the Administrator’s personnel, subject to the limitations described in the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Fund will reimburse the Administrator for any services performed for the Fund by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator receives compensation for its sub-administrative services under a sub-administration agreement.

Costs and expenses of AB Private Lending Fund LLC in its capacity as both the Administrator and the Adviser that are eligible for reimbursement by the Fund are reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator. The Fund does not reimburse the Administrator for any services for which it receives a separate fee, or for (a) rent, depreciation, utilities, capital equipment or other administrative items and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any controlling person of the Administrator. The Administrator does not charge the Fund any fees for its services as Administrator.

Competition

The business of investing in debt investments is highly competitive and involves a high degree of uncertainty. Market competition for investment opportunities includes traditional lending institutions, including commercial and investment banks, as well as a growing number of non-traditional participants, such as hedge funds, private equity funds, mezzanine funds, and other private investors, as well as BDCs, and debt-focused competitors, such as issuers of collateralized loan obligations, or CLOs, and other structured loan funds. In addition, given the Fund’s target investment size and investment type, the Adviser expects a large number of competitors for investment opportunities. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Fund, and thus these competitors may have advantages not shared by the Fund. In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to the Fund. Furthermore, competitors may offer loan terms that are more favorable to borrowers, such as less onerous borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Strong competition for investments could result in fewer investment opportunities for the Fund, as certain of these competitors have established or are establishing investment vehicles that target the same or similar investments that the Fund intends to purchase.

Over the past several years, many investment funds have been formed with investment objectives similar to those of the Fund, and many such existing funds have grown in size and have added larger successor funds to their platform. These and other investors may make competing offers for investment opportunities identified by the Adviser which may affect the Fund’s ability to participate in attractive investment opportunities and/or cause the Fund to incur additional risks when competing for investment opportunities. Moreover, identifying attractive investment opportunities is difficult and involves a high degree of uncertainty. The Adviser may identify an investment that presents an attractive investment opportunity but may not be able to complete such investment in a manner that meets the objectives of the Fund. The Fund may incur significant expenses in connection with the identification of investment opportunities and investigating other potential investments that are ultimately not consummated, including expenses related to due diligence, transportation and legal, accounting and other professional services as well as the fees of other third-party advisers.

Non-Exchange Traded, Perpetual-Life BDC

The Fund is non-exchange traded, meaning its shares are not listed for trading on a stock exchange or other securities market and a perpetual-life BDC, meaning it is an investment vehicle of indefinite duration, whose common shares are intended to be sold by the BDC monthly on a continuous basis at a price generally equal to the BDC’s monthly NAV per share. In our perpetual-life structure, we may, at our discretion, offer investors an opportunity to repurchase their shares on a quarterly basis through voluntary tender offers in accordance with the Exchange Act tender offer rules, but we are not obligated to offer to repurchase any in any particular quarter. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Fund being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time.

Emerging Growth Company

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

Distributions

We expect to pay regular monthly distributions. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of investment company taxable income. See “Description of our Common Shares” and “Certain U.S. Federal Income Tax Considerations.”

The per share amount of distributions on Class S shares, Class D shares and Class I shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares and Class I shares, and distributions on Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S shares (compared to Class D shares and Class I shares), and we are required to pay higher ongoing shareholder servicing fees with respect to Class D shares (compared to Class I shares).

Shareholder Servicing and/or Distribution Fees

The following table shows the shareholder servicing and/or distribution fees we pay the Managing Dealer with respect to the Class S shares, Class D shares and Class I shares on an annualized basis as a percentage of our NAV for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

Shareholder Servicing and/ or Distribution Fee as a % of NAV
Class S Shares	0.85%
Class D Shares	0.25%
Class I shares	—

Subject to FINRA and other limitations on underwriting compensation described in “—Limitations on Underwriting Compensation” below, we will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class S shares and a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case, payable monthly.

The shareholder servicing and/or distribution fees will be paid monthly in arrears. The Managing Dealer will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S shares or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Managing Dealer will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

Distribution Reinvestment Plan

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

Share Repurchase Program

We have commenced a share repurchase program in which we intend to repurchase, in each quarter, up to 5% of our Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. Our Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. Upon a suspension of our share repurchase program, our Board will consider at least quarterly whether the continued suspension of our share repurchase program remains in our best interest and the best interest of our shareholders. However, our Board is not required to authorize the recommencement of our share repurchase program within any specified period of time. Our Board may also determine to terminate our share repurchase program if required by applicable law or in connection with a transaction in which our shareholders receive liquidity for their Common Shares, such as a sale or merger of the Fund or listing of our Common Shares on a national securities exchange.

We expect to repurchase shares pursuant to tender offers each quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders. We intend to conduct the repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Advisory Agreement, AB High Yield or its affiliates pursuant to the terms of the Sub-Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of our executive officers described under “Management of the Fund” is employed by the Adviser or its affiliates. Our day-to-day investment operations will be managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates. The Investment Team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments. The Adviser has engaged AB High Yield to manage investments in broadly syndicated loans and bond markets, and assist in the determination of the relative value opportunities between private and syndicated markets pursuant to the Sub-Advisory Agreement. In addition, we will reimburse the Administrator for its costs, expenses, including compensation paid by the Administrator (or its affiliates) to the Fund’s chief compliance officer and chief financial officer and their respective staffs as well as other administrative personnel (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Fund).

Financial Information about Industry Segments and Geographic Areas

The Fund’s primary objectives include investing in and originating a portfolio of loans, bonds and equity investments to commercial businesses located throughout the United States. The Fund presently does not evaluate its investments by industry segment but rather, the Fund reviews performance on an individual basis. Accordingly, the Fund does not report industry or geographic area segment information.

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and the purchase, ownership and disposition of our shares. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to shareholders in light of their particular circumstances. Unless otherwise noted, this discussion applies only to U.S. shareholders that hold our shares as capital assets. A U.S. shareholder is an individual who is a citizen or resident of the United States, a U.S. corporation, a trust if it (a) is subject to the primary supervision of a court in the United States and one or more U.S. persons have the authority to control all substantial decisions of the trust or (b) has made a valid election to be treated as a U.S. person, or any estate the income of which is subject to U.S. federal income tax regardless of its source. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). This discussion does not represent a detailed description of the U.S. federal income tax consequences relevant to special classes of taxpayers including, without limitation, financial institutions, insurance companies, investors in pass-through entities, U.S. shareholders whose “functional currency” is not the U.S. dollar, tax-exempt organizations, dealers in securities or currencies, traders in securities or commodities that elect mark to market treatment, or persons that will hold our shares as a position in a “straddle,” “hedge” or as part of a “constructive sale” for U.S. federal income tax purposes. In addition, this discussion does not address the application of the Medicare tax on net investment income or the U.S. federal alternative minimum tax, or any tax consequences attributable to persons being required to accelerate the recognition of any item of gross income with respect to our shares as a result of such income being recognized on an applicable financial statement. Prospective investors should consult their tax advisers with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of our shares, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.

Taxation as a Regulated Investment Company

The Fund intends to elect to be treated, and intends to qualify each taxable year thereafter, as a RIC under Subchapter M of the Code.

To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, the Fund must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with its return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly-traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly-Traded Partnership”); and (4) diversify its holdings so that, at the end of each quarter of each taxable year of the Fund (a) at least 50% of the value of the Fund’s total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of the Fund’s total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of the Fund’s total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which the Fund controls and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly-Traded Partnerships (described in 3(b) above).

As a RIC, the Fund generally will not be subject to U.S. federal income tax on its investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that it distributes in each taxable year to its shareholders, provided that it distributes at least 90% of the sum of its investment company taxable income and its net tax-exempt income for such taxable year. Generally, the Fund intends to distribute to its shareholders, at least annually, substantially all of its investment company taxable income and net capital gains, if any.

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If the Fund’s expenses in a given taxable year exceed our investment company taxable income, the Fund may experience a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its shareholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, the Fund may for tax purposes have aggregate taxable income for several years that it is required to distribute and that is taxable to our shareholders even if such taxable income is greater than the net income the Fund actually earns during those taxable years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. The Fund may realize gains or losses from such liquidations. In the event the Fund realizes net capital gains from such transactions, such gains would generally need to be distributed to shareholders to avoid Fund level tax.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, the Fund must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of its capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 of the calendar year and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For these purposes, the Fund will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.

The Fund may incur the 4% nondeductible U.S. federal excise tax in the future on a portion of its income and capital gains. While the Fund intends to distribute income and capital gains to minimize exposure to 4% nondeductible U.S. federal excise tax, the Fund may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, the Fund generally will be liable for 4% nondeductible U.S. federal excise tax only on the amount by which we do not meet the excise tax avoidance requirement. The Fund generally will endeavor in each taxable year to avoid any material U.S. federal excise tax on its earnings.

A distribution will be treated as paid on December 31 of any calendar year if it is declared by the Fund in October, November or December with a record date in such a month and paid by the Fund during January of the following calendar year. Such distributions will be taxable to shareholders in the calendar year in which the distributions are declared, rather than the calendar year in which the distributions are received.

If the Fund failed to qualify as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, the Fund would be subject to U.S. federal income tax at regular corporate rates on its taxable income (including distributions of net capital gain), even if such income were distributed to its shareholders, and all distributions out of earnings and profits would be taxed to shareholders as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, the Fund could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

The remainder of this discussion assumes that the Fund qualifies as a RIC for each taxable year.

Regulation as a Business Development Company

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than Qualifying Assets, unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:
a)
is organized under the laws of, and has its principal place of business in, the United States;
b)
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c)
satisfies any of the following:
(i)
does not have any class of securities that is traded on a national securities exchange;
(ii)
has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

(iii)
is controlled by a BDC or a group of companies, including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or
(iv)
is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
(2)
Securities of any Eligible Portfolio Company controlled by the Fund.
(3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)
Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the Fund already owns 60% of the outstanding equity of the Eligible Portfolio Company.
(5)
Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)
Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Significant Managerial Assistance. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group makes available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments. Pending investment in other types of Qualifying Assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be Qualifying Assets.

Warrants. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding shares.

Leverage and Senior Securities; Coverage Ratio. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On July 23, 2024, our sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. As defined in the 1940 Act, asset coverage of 150% for preferred shares means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities representing stock. Asset coverage of 150% for indebtedness means that for every $100 of net assets we hold, we may raise $200 from borrowing. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. Leverage embedded or inherent in derivative instruments in which the Fund may invest are not subject to such asset coverage requirements.

We intend to establish one or more credit facilities and/or subscription facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to be determined spreads over SOFR (or other applicable reference rate). We cannot assure shareholders that we will be able to enter into a credit facility. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

We may enter into a TRS agreement. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. The Fund would typically have to post collateral to cover this potential obligation. The leverage incurred through TRS, like certain other types of senior securities, such as derivatives and short sales, will not be considered a borrowing for purposes of the Fund’s overall leverage limitation, but rather are subject to the requirements of Rule 18f-4.

We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. See “Risk Factors—Risks Associated with Forming CLOs.” We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.

Code of Ethics. We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. A copy of the Fund’s code of ethics is available to the Fund’s shareholders on the Adviser’s website: www.alliancebernstein.com/corporate/management/corporate-governance.htm.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our Trustees who are not interested persons and, in some cases, the prior approval of the SEC. We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions.

Other. We will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the Exchange Act.

We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we will be prohibited from protecting any Trustee or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of the offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We intend to sell our shares on a continuous monthly basis at a per share price equal to the then-current NAV per share.

Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying AB-PCI (in its capacity as the Adviser and the Administrator) or AB High Yield), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our shares.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines will be reviewed periodically by the Adviser, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, the Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes the best interests of its clients and not subrogate client interests to its own interests. Rule 206(4)-6 under the Advisers Act places specific requirements on registered investment advisers with proxy voting authority..

Proxy Policies

The Adviser will vote proxies relating to the Fund’s portfolio securities in what the Adviser perceives to be the best interest of the Fund’s shareholders. It will review on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by the Fund’s clients. Although it will generally vote against proposals that may have a negative impact on the Fund’s portfolio securities, it may vote for such a proposal if there exist compelling long-term reasons to do so.

The Fund’s proxy-voting decisions will be made by the senior officers who are responsible for monitoring the Fund’s investments. To ensure that the Fund’s vote is not the product of a conflict of interest, the Adviser will require that: (1) anyone involved in the decision-making process disclose to management any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how the Fund intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how the Fund voted proxies by making a written request for proxy voting information to: Chief Compliance Officer, AB Private Credit Investors LLC 501 Commerce Street, Nashville, TN 37203.

Privacy Principles

Protecting the privacy and confidentiality of investors’ personal information is a priority. The following sets forth details of the Fund’s approach to ensuring the confidentiality of investors’ information.

•
The Fund will never sell investor lists or information about investors to anyone.
•
In the normal course of business, the Fund collects information about investors from the following sources: (1) account documentation, including applications or other forms (which may include information such as the investor’s name, address, social security number, assets, and income) and (2) information about investors’ transactions with the Fund (such as account balances and account activity).
•
The Fund has strict policies and procedures to safeguard personal information about investors (or former clients) which include (1) restricting access and (2) maintaining physical, electronic, and procedural safeguards that comply with federal standards for protecting such information.
•
To be able to serve investors and to provide financial products efficiently and accurately, it is sometimes necessary to share information with companies that perform administrative services for the Fund or on the Fund’s behalf. These companies are required to use this information only for the services for which the Fund hired them, and are not permitted to use or share this information for any other purpose.

Reporting Obligations

The Fund will furnish its shareholders with annual reports containing audited consolidated financial statements, quarterly reports and such other periodic reports as the Fund determines to be appropriate or as may be required by law. The Fund is required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Shareholders and the public may also read and copy any materials the Fund files with the SEC at www.sec.gov.

Item 1A. Risk Factors

An investment in the Fund’s securities involves certain risks relating to its structure and investment objective. The risks set forth below are not the only risks the Fund faces, and the Fund may face other risks that it has not yet identified, which it does not currently deem material or which are not yet predictable. If any of the following risks occur, the Fund’s business, financial condition and results of operations could be materially adversely affected. In such case, the Fund’s net asset value and the price of its common stock could decline, and you may lose all or part of your investment.

Risk Factor Summary

The following is a summary of the principal risk factors associated with an investment in the Fund:

•
We have limited prior operating history and there is no assurance that we will achieve our investment objective.
•
An investment in our Common Shares may not be appropriate for all investors and is not designed to be a complete investment program.
•
You should not expect to be able to sell your shares regardless of how we perform.
•
You should consider that you may not have access to the money you invest for an extended period of time.
•
We do not intend to list our shares on any securities exchange, and we do not expect a secondary market in our shares to develop.
•
You should purchase these securities only if you can afford a complete loss of your investment.
•
Because you may be unable to sell your shares, you will be unable to reduce your exposure in any market downturn.
•
We intend to implement a share repurchase program, but only a limited number of shares will be eligible for repurchase and repurchases will be subject to available liquidity and other significant restrictions.
•
An investment in our Common Shares is not suitable for you if you need access to the money you invest.
•
We cannot guarantee that we will make distributions, and if we do we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, or return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources. We believe the likelihood that we pay distributions from sources other than cash flow from operations will be higher in the early stages of the offering.
•
Distributions may also be funded in significant part, directly or indirectly, from temporary waivers or expense reimbursements borne by the Adviser or its affiliates, that may be subject to reimbursement to the Adviser or its affiliates. The repayment of any amounts owed to the Adviser or its affiliates will reduce future distributions to which you would otherwise be entitled.
•
We expect to use leverage, which will magnify the potential for loss on amounts invested in us.
•
We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Shares less attractive to investors.
•
We intend to invest primarily in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be illiquid and difficult to value.

Risks Relating to an Investment in the Fund

Limited Operating History. The Fund is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC with limited operating history. As a result, prospective investors have limited track record or history on which to base their investment decision. There can be no assurance that the results achieved by similar strategies managed by AB-PCI or its affiliates will be achieved for the Fund. Past performance should not be relied upon as an indication of future results. Moreover, the Fund is subject to all of the business risks and uncertainties associated with any new business, including the risk that it will not achieve its investment objective and that the value of an investor’s investment could decline substantially or that the investor will suffer a complete loss of its investment in the Fund.

Inability of the Fund to Meet its Investment Objective. The Adviser cannot provide assurances that it will be able to identify, choose, make or realize investments of the type targeted for the Fund. There is also no guarantee that the Adviser will be able to source attractive investments for the Fund within a reasonable period of time. There can be no assurance that the Fund will be able to generate returns for the investors or that returns will be commensurate with the risks of the investments. The Fund may not be able to achieve its investment objective and investors may lose some or all of their invested capital. The failure by the Fund to obtain indebtedness on favorable terms or in the desired amount will adversely affect the returns realized by the Fund and impair the Fund’s ability to achieve its investment objective.

Dependence on the Investment Team. The success of the Fund depends in substantial part on the skill and expertise of the Investment Team and AB High Yield. Although the Adviser believes the success of the Fund is not dependent upon any particular individual, there can be no assurance that the members of the Investment Team and the investment professions of AB High Yield will continue to be affiliated with the Adviser and AB High Yield, respectively, throughout the life of the Fund or will continue to be available to manage the Fund. The unavailability of members of the Investment Team or the investment professionals of AB High Yield to manage the Fund’s investment program could have a material adverse effect on the Fund.

Investment Illiquidity; Restrictions on Withdrawal. An investment in the Fund is suitable only for certain sophisticated investors that have no need for immediate liquidity in respect of their investment and who can accept the risks associated with investing in illiquid investments.

Our Common Shares are illiquid investments for which there is not and will likely not be a secondary market. Liquidity for our Common Shares will be limited to participation in our share repurchase program, which we have no obligation to maintain. When we make quarterly repurchase offers through voluntary tender offers in accordance with the Exchange Act tender offer rules pursuant to the share repurchase program, we will offer to repurchase Common Shares at a price that will be disclosed in accordance with Exchange Act tender offer rules, which may be lower than the price that you paid for our Common Shares. As a result, to the extent you paid a price that includes the related sales load and to the extent you have the ability to sell your Common Shares pursuant to our share repurchase program, the price at which you may sell Common Shares may be lower than the amount you paid in connection with the purchase of Common Shares in this offering.

No Right to Control the Fund’s Operations. The Fund is managed exclusively by the Adviser. Fund investors will not make decisions with respect to the management, disposition or other realization of any investment, the day-to-day operations of the Fund, or any other decisions regarding the Fund’s business and affairs, except for limited circumstances. Specifically, Fund investors will not have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding investments by the Fund or receive any financial information issued directly by the portfolio companies that is available to the Adviser. Fund investors should expect to rely solely on the ability of the Adviser with respect to the Fund’s operations.

Recourse to the Fund’s Assets. The assets of the Fund, including any investments made by and any capital held by the Fund are available to satisfy all liabilities and other obligations of the Fund, as applicable. If the Fund becomes subject to a liability, parties seeking to have the liability satisfied may have recourse to the Fund’s assets generally and may not be limited to any particular asset, such as the investment giving rise to the liability.

Potential Inability to Obtain Leverage. The Fund will seek to regularly employ a significant amount of direct or indirect leverage in a variety of forms through borrowings, derivatives and other financial instruments as part of its investment program. However, there can be no assurance that the Fund will be able to obtain indebtedness at all or to the desired degree or that indebtedness will be accessible by the Fund at any time or in connection with any particular investment. If indebtedness is available to the Fund, there can be no assurance that such indebtedness will be available in the desired amount or on terms favorable to the Fund and/or terms comparable to terms obtained by competitors. The terms of any indebtedness are expected to vary based on the counterparty, timing, size, market interest rates, other fees and costs, duration, advance rates, eligible investments, ability to borrow in currencies other than the U.S. dollar and Fund investor creditworthiness and composition. Moreover, market conditions or other factors may cause or permit the amount of leverage employed by the Fund to fluctuate over the Fund’s life. Furthermore, the Fund may seek to obtain indebtedness on an investment-by-investment basis, and leverage may not be available or may be available on less desirable terms in connection with particular investments. The instruments and borrowing utilized by the Fund to leverage its investments may be collateralized by other assets of the Fund.

It is expected that the Fund will directly or indirectly incur indebtedness collateralized by the Fund’s assets. As a BDC, with certain limited exceptions, the Fund will only be permitted to borrow amounts such that the Fund’s asset coverage ratio, as defined in the 1940 Act, equals at least 150% (equivalent to $2 of debt outstanding for each $1 of equity) after such borrowing. If the Fund is unable to obtain and maintain the desired amount of borrowings on favorable terms, the Adviser may seek to realize the Fund’s investments earlier than originally expected.

Use of Leverage. The Fund will seek to employ direct or indirect leverage in a variety of forms, including through borrowings, derivatives, securitizations and other financial instruments as part of its investment program, which leverage is expected to be secured by the Fund’s assets. The greater the total leverage of the Fund relative to its assets, the greater the risk of loss and possibility of gain due to changes in the values of its investments. The extent to which the Fund uses leverage may have other significant consequences to Fund investors, including, the following: (i) greater fluctuations in the net assets of the Fund; (ii) use of cash flow (including capital contributions) for debt service and related costs and expenses, rather than for additional investments, distributions, or other purposes; (iii) to the extent that the Fund’s cash proceeds are required to meet principal payments, the Fund investors may be allocated income (and therefore incur tax liability) in excess of cash available for distribution; (iv) in certain circumstances the Fund may be required to sell or dispose of investments prematurely or in unfavorable market conditions to service its debt obligations, and in such circumstances the recovery the Fund receives from such sales or disposals may be significantly diminished as compared to the Fund’s expected return on such investments; (v) limitation on the Fund’s flexibility to make distributions to Fund investors or result in the sale of assets that are pledged to secure the indebtedness; (vi) increased interest expense if interest rate levels were to increase significantly; (vii) during the term of any borrowing, the Fund’s returns may be materially reduced by increased costs attributable to regulatory changes; and (viii) banks and dealers that provide financing to the Fund may apply discretionary margin, haircut, financing and collateral valuation policies. Changes by banks and dealers in any of the foregoing may result in large margin calls, loss of financing and forced liquidations of positions at disadvantageous prices. There can also be no assurance that the Fund will have sufficient cash flow or be able to liquidate sufficient assets to meet its debt service obligations. As a result, the Fund’s exposure to losses, including a potential loss of principal, as a result of which Fund investors could potentially lose all or a portion of their investments in the Fund, may be increased due to the use of leverage and the illiquidity of the investments generally. Similar risks and consequences apply with respect to indebtedness related to a particular asset or portfolio of assets.

To the extent that the Fund enters into multiple financing arrangements, such arrangements may contain cross-default provisions that could magnify the effect of a default. If a cross-default provision were exercised, this could result in a substantial loss for the Fund.

As a BDC, we generally will be required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred shares that we may issue in the future, of at least 150%. As defined in the 1940 Act, asset coverage of 150% for preferred shares means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities representing stock. Asset coverage of 150% for indebtedness means that for every $100 of net assets we hold, we may raise $200 from borrowing. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to you may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by our Board, a majority of whom are Independent Trustees with no material interests in such transactions. Leverage embedded or inherent in derivative instruments in which the Fund may invest are not subject to such asset coverage requirements.

Although borrowings by the Fund have the potential to enhance overall returns that exceed the Fund’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Fund’s cost of funds. In addition, borrowings by the Fund may be secured by the shareholders’ investments as well as by the Fund’s assets and the documentation relating to such borrowing may provide that during the continuance of a default under such borrowing, the interests of the investors may be subordinated to such borrowing.

Fund Rating. The Fund may apply to a credit rating agency to rate the Fund and/or its assets in order to provide the Fund access to different sources of indebtedness or capital as well as to help meet the Fund’s risk/return objectives, its overall target indebtedness ratio or other considerations as determined by the Adviser. In connection with such rating, the credit rating agency may review and analyze the Fund’s counterparties, AB-PCI (in its capacity as the Adviser and the Administrator), the investments and expected investments of the Fund, the legal structure of the Fund, the historical and current Fund investors and Fund performance data. There can be no assurance that the Fund will apply for such a rating, that a credit rating agency will provide a rating or that such a rating will be beneficial to the Fund. In addition, when making investment decisions for the Fund (including establishing the Fund’s investment portfolio), the Adviser may consider the implications of the investment portfolio on a credit rating agency’s rating of the Fund and tailor the Fund’s investment portfolio taking into account such considerations. There is a risk that a rating agency could incorrectly rate, or downgrade ratings which could have a material effect on the Fund, including its assets and its ability to acquire indebtedness.

Provisions in Our Declaration of Trust Could Make It More Difficult for a Potential Acquirer to Acquire Us. Our Declaration of Trust contains provisions that could make it more difficult for a potential acquirer to acquire us by means of a tender offer, proxy contest or otherwise. Our Board may, without shareholder action, authorize the issuance of shares in one or more classes or series, including preferred shares; our Board may, without shareholder action, amend our Declaration of Trust to increase the number of our Common Shares, of any class or series, that we will have authority to issue; and our Declaration of Trust provides that our Board be divided into three classes of Trustees serving staggered terms of three years each. These provisions may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for shares of our common stock and could entrench management. In particular, a classified Board with three-year staggered terms could delay the ability of shareholders to change the membership of a majority of the Board.

Expedited Investment Decisions. Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, the Adviser may rely upon independent consultants and other sources in connection with its evaluation of proposed investments, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants or other sources or to the Fund’s right of recourse against them in the event errors or omissions do occur.

Insurance. AB-PCI has purchased and maintains an omnibus insurance policy which includes coverage in respect of the Fund, the Adviser and their affiliates, as well as Other Accounts, including certain of their respective indemnified persons (which omnibus insurance policy or policies may provide coverage to the Adviser, AB and their affiliates, as applicable, for events unrelated to the Fund). The premiums for such shared insurance policies generally are borne by AB-PCI and the clients covered by such policies, and such shared insurance policies have an overall cap on coverage for all the insured parties thereunder. To the extent an insurable event results in claims in excess of such cap, the Fund may not receive as much in insurance proceeds as it would have received if separate insurance policies had been purchased for each insured party. Similarly, insurable events may occur sequentially in time while subject to a single overall cap. To the extent insurance proceeds for one such event are applied towards a cap and the Fund experiences an insurable loss after such event, the Fund’s receipts from such insurance policy may also be diminished. Insurance policies covering the Fund, the premiums of which are paid in whole or in part by the Fund, may provide insurance coverage to Indemnified persons for conduct that would not be covered by indemnification. In addition, the Fund may need to initiate litigation in order to collect from an insurance provider, which may be lengthy and expensive for the Fund and which ultimately may not result in a financial award. In addition, the Adviser may cause the Fund to purchase and maintain insurance coverage that provides coverage to the Fund, certain Indemnified persons, or the Adviser, in which case, the premiums would be borne by the Fund. The Fund will not incur the cost of that portion of liability insurance which insures AB-PCI or any Affiliate of the Fund for any liabilities as to which AB-PCI or any Affiliate of the Fund is prohibited from being indemnified under our Declaration of Trust.

While AB-PCI expects to allocate insurance expenses in a manner it determines to be fair and equitable, taking into account any factors it deems relevant to the allocation of such expenses, because of the uncertainty of whether claims will arise in the future and the timing and the amount that may be involved in any such claim, the determination of how to allocate such expenses may require AB-PCI to take into consideration facts and circumstances that are subjective in nature. It is unlikely that AB-PCI will be able to accurately allocate the expenses of any such insurance policies based on the actual claims related to a particular client, including the Fund.

Indemnification. The Fund is required to indemnify the Adviser, AB High Yield, the members of the Board and each other person indemnified under the Second Amended and Restated Declaration of Trust of the Fund (as amended or restated from time to time, the “Declaration of Trust”) and the Bylaws of the Fund (as amended or restated from time to time, the “Bylaws”) for liabilities incurred in connection with the Declaration of Trust, the Bylaws, the Advisory Agreement, the Sub-Advisory Agreement and the Fund’s activities, except in certain circumstances. Subject to the limits on indemnification under Section 17(h) of the 1940 Act, the Fund’s Declaration of Trust provides that the Fund shall not indemnify such persons to the extent liability and losses are the result of, negligence or misconduct in the case of an Interested Trustee, officer, employee, controlling person or agent of the Fund, or gross negligence or willful misconduct in the case of an Independent Trustee. Subject to the limits on indemnification under Section 17(i) of the 1940 Act, the Advisory Agreement and the Sub-Advisory Agreement provide that the Adviser and AB High Yield, respectively, shall not be protected against any liability to the Fund or its shareholders by reason of willful misfeasance, bad faith or gross negligence on the Adviser or the AB High Yield’s part, as applicable, in the performance of its duties or by reason of the reckless disregard of its duties and obligations. The Fund will also indemnify certain service providers, including the Administrator and the Fund’s auditors, as well as consultants and sourcing, operating and joint venture partners. Such liabilities may be material and may have an adverse effect on the returns to the Fund investors. The indemnification obligation of the Fund would be payable from the assets of the Fund. The application of the indemnification and exculpation standards may result in Fund investors bearing a broader indemnification obligation in certain cases than they would in the absence of such standards. As a result of these considerations, even though such provisions will not act as a waiver on the part of any investor of any of its rights which are not permitted to be waived under applicable law, the Fund may bear significant financial losses even where such losses were caused by the negligence or other conduct of such indemnified persons.

Certain Proceedings and Investigations. The Adviser and its affiliates, AB High Yield and its affiliates and/or the Fund may be subject to claims (or threats of claims), and governmental investigations, examinations, requests for information, audits, inquiries, subpoenas and other regulatory or civil proceedings. The outcome of any investigation, action or proceeding may materially adversely affect the value of the Fund, including by virtue of reputational damage to the Adviser or AB High Yield and may be impossible to anticipate. Any such investigation, action or proceeding may continue without resolution for long periods of time and may consume substantial amounts of the Adviser or AB High Yield’s time and attention, and that time and the devotion of these resources to any investigation, action or proceeding may, at times, be disproportionate to the amounts at stake in such investigation, action or proceeding. The unfavorable resolution of such items could result in criminal or civil liability, fines, settlements, charges, penalties or other monetary or non-monetary remedies or sanctions that could negatively impact the Adviser, AB High Yield and/or the Fund. In addition, such actions and proceedings may involve claims of strict liability or similar risks against the Fund in certain jurisdictions or in connection with certain types of activities. In some cases, the expense of such investigations, actions or proceedings and paying any amounts pursuant to settlements or judgments would be borne by the Fund.

No Registration of the Fund. While the Fund is not registered as an investment company under the 1940 Act, it is subject to regulation as a BDC under the 1940 Act and is required to adhere to the provisions of the 1940 Act applicable to BDCs. The Common Shares have not been recommended by any U.S. federal or state, or any non-U.S., securities commission or regulatory authority. Furthermore, the foregoing authorities have not confirmed the accuracy or determined the adequacy of this registration statement. Any representation to the contrary is a criminal offense.

Portfolio Valuation and Related Conflicts. The Adviser (with the help of independent valuation agents), subject at all times to the oversight and approval of the Board, determines the valuation of the Fund’s investments. It is expected that the Fund will have a limited ability to obtain accurate market quotations for purposes of valuing most of its investments, which may require the Adviser to estimate, in accordance with valuation policies established by the Board, the value of the Fund’s debt investments on a valuation date. Further, because of the overall size and concentrations in particular markets, the maturities of positions that may be held by the Fund from time to time and other factors, the liquidation values of the Fund’s investments may differ significantly from the interim valuations of these investments derived from the valuation methods described herein. If the Adviser or AB High Yield’s valuation should prove to be incorrect, the stated value of the Fund’s investments could be adversely affected. The Adviser or AB High Yield may delegate its valuation responsibilities to any other person in its discretion. Absent bad faith or manifest error, valuation determinations of the Adviser (or its delegate) or AB High Yield (or its delegate) and approved by the Board will be conclusive and binding on the Fund investors.

Valuation of the types of assets in which the Fund invests are inherently subjective. In addition, the Adviser may have an interest in determining higher valuations in order to be able to present better performance to prospective investors. In certain cases, the Fund may hold an investment in an issuer experiencing distress or going through bankruptcy. In such a situation, the Adviser may continue to place a favorable valuation on such investment due to the Adviser’s determination that the investment is sufficiently secured despite the distressed state or bankruptcy of the issuer. However, no assurances can be given that this assumption is justified or that such valuations will be accurate in the long term. In addition, an investment in a portfolio company may not be permanently written-off or permanently written down despite its distressed state or covenant breach until such portfolio company experiences a material corporate event (e.g., bankruptcy or partial sale) which establishes an objective basis for such revised valuation. In these circumstances, each of the Adviser and AB High Yield has an interest in delaying any such write-offs or write-downs to maintain a higher management fee base and thus, management fees paid to the Adviser. In addition, when the Adviser determines that the market price does not fairly represent the value of an investment, the Adviser will recommend a fair value for such investment to the Fund’s Board. The Adviser has a conflict of interest in recommending such valuations, as avoiding writing down the value of assets or writing off assets that are not readily marketable or difficult to value may cause it to receive higher management fees.

An inaccurate valuation of an investment could have a substantial impact on the Fund.

Advisory Fees. Even in the event the value of your investment declines, the management fee and, in certain circumstances, the incentive fee will still be payable to the Adviser. The portion of the incentive fee based on income is calculated as a percentage of Pre-Incentive Fee Net Investment Income Returns (as defined below). Since Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation, it is possible that the Fund may pay an incentive fee in a quarter in which it incurs a loss. For example, if the Fund receives Pre-Incentive Fee Net Investment Income Returns in excess of the quarterly minimum hurdle rate, the Fund will pay the applicable incentive fee based on income even if it has incurred a loss in that quarter due to realized and unrealized capital losses. In addition, because the quarterly minimum hurdle rates are calculated based on the Fund’s net assets, decreases in its net assets due to realized or unrealized capital losses in any given quarter may increase the likelihood that the hurdle rates are reached in that quarter and, as a result, that an incentive fee is paid for that quarter. The Fund’s net investment income used to calculate this component of the incentive fee is also included in the amount of its net assets used to calculate the management fee.

Also, the capital gains component of the incentive fee is calculated annually based upon the Fund’s realized capital gains, computed net of realized capital losses and unrealized capital depreciation on a cumulative basis. As a result, the Fund may owe the Adviser an incentive fee during one year as a result of realized capital gains on certain investments, and then incur significant realized capital losses and unrealized capital depreciation on the remaining investments in the Fund’s portfolio during subsequent years. Incentive fees earned in prior years cannot be clawed back even if the Fund later incurs losses.

Allocation of Investment Opportunities and Related Conflicts. The Fund is prohibited under the 1940 Act from participating in certain transactions with certain of its affiliates without the prior approval of the Fund’s Independent Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the Fund’s outstanding voting securities is the Fund’s affiliate for purposes of the 1940 Act, and the Fund generally is prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Fund’s Independent Trustees.

The 1940 Act also prohibits certain “joint” transactions with certain of the Fund’s affiliates, which could include investments in the same portfolio company (whether at the same or different times to the extent the transaction is deemed to be “joint”), without prior approval of the Fund’s Independent Trustees and, in some cases, the SEC. If a person acquires more than 25% of the Fund’s voting securities, the Fund is prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit the Fund’s ability to transact business with its officers or directors or their affiliates.

The Fund also generally is unable to co-invest in any issuer in which the Adviser and its affiliates or a fund managed by the Adviser or its affiliates is investing. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain “joint transactions” involving entities that share a common investment adviser. As a result of these restrictions, the Fund may be prohibited from buying or selling any security (other than any security of which the Fund is an issuer) from or to, as well as co-investing with, any fund managed by the Fund’s affiliates without the prior approval of the SEC. The decision by the Adviser to allocate an opportunity to another entity could cause the Fund to forgo an investment opportunity that the Fund otherwise would have made. These restrictions may limit the scope of investment opportunities that would otherwise be available to the Fund.

The Adviser has received an exemptive order from the SEC that permits us (and other BDCs and registered closed-end funds managed by the Adviser now or in the future, collectively the “Affiliated Funds”) to co-invest in portfolio companies with certain of the Affiliated Funds that are managed by the Adviser in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, the Fund is permitted to co-invest with Affiliated Funds, which the exemptive relief defines to include affiliated managed accounts, if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Independent Trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Fund and its investors and do not involve overreaching in respect of the Fund or its investors on the part of any person concerned, and (2) the transaction is consistent with the interests of the Fund’s investors and is consistent with the Fund’s investment objective and strategies. The Fund intends to co-invest with Affiliated Funds, subject to the conditions included in the Order.

The Fund may, however, invest alongside Other Accounts of the Adviser and its affiliates, including other entities they manage in certain circumstances where doing so is consistent with applicable law, the Order, or SEC staff interpretations and guidance. For example, the Fund may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting the Fund and such other funds to co-invest in privately placed securities so long as certain conditions are met, including that the Adviser, acting on the Fund’s behalf and on behalf of other clients, negotiates no term other than price. The Fund may also co-invest with the Adviser’s Other Accounts as otherwise permissible under regulatory guidance, applicable regulations or the Adviser’s allocation policy.

In situations where co-investment with Other Accounts of the Adviser or its affiliates is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the Order, the Adviser will need to decide which client or clients will proceed with the investment. Under the Adviser’s allocation policy, such determinations will be made based on the principle that investment opportunities shall be allocated to eligible clients on a basis that will be fair and equitable over time. As a result, the Fund will not have an entitlement to make a co-investment in these circumstances, and to the extent that another client elects to proceed with the investment, the Fund will not be permitted to participate. Moreover, except in certain circumstances, the Fund will be unable to invest in any issuer in which a client of the Adviser or its affiliate holds a controlling interest. These restrictions may limit the scope of investment opportunities that would otherwise be available to the Fund, and there can be no assurance that investment opportunities will be allocated to the Fund fairly or equitably in the short term or over time.

Due Diligence Risk. When conducting due diligence and making an assessment regarding a potential investment, the Adviser will be required to rely on resources available to it, including internal sources of information as well as information provided by existing and potential obligors, any equity sponsor(s), lenders and other independent sources. The due diligence process may at times rely on limited or incomplete information.

The Adviser will select investments for the Fund in part on the basis of publicly available information filed with various government regulators or information made directly available to the Adviser. Although the Adviser will evaluate all such information and data and seek independent corroboration when it considers it appropriate and reasonably available, the Adviser may not be in a position to confirm the completeness, genuineness or accuracy of such information and data. The Adviser is dependent upon the integrity of the management of the entities filing such information and of such companies and third parties providing such information, as well as the financial reporting process in general. The value of an investment made by the Fund may be affected by fraud, misrepresentation or omission on the part of a company or any related parties to such company, or by other parties to the investment (or any related collateral and security arrangements). Such fraud, misrepresentation or omission may adversely affect the value of the investment and/or the value of the collateral underlying the investment in question and may adversely affect the Fund’s ability to enforce its contractual rights relating to that investment or the relevant obligor’s ability to repay the principal or interest on the investment.

In addition, the Adviser may rely upon independent consultants or experts in connection with its evaluation of proposed investments. There can be no assurance that these consultants or experts will accurately evaluate such investments. Investment analyses and decisions by the Adviser may be undertaken on an expedited basis in order to make it possible for the Fund to take advantage of short-lived investment opportunities. In such cases, the available information at the time of an investment decision may be limited, inaccurate and/or incomplete. In addition, the financial information available to the Adviser may not be accurate or provided based upon accepted accounting methods. Accordingly, the Adviser cannot guarantee that the due diligence investigation it carries out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity which may have a material adverse effect on the performance of the Fund.

Rights against Third Parties, including Third-Party Service Providers. The Fund is reliant on the performance of third-party service providers, including the AB-PCI (in its capacity as the Adviser and the Administrator), AB High Yield, auditors, legal advisers, lenders, bankers, brokers, consultants, sourcing, operating and joint venture partners and other service providers (collectively, “Service Providers”). Further information regarding the duties and roles of certain of these Service Providers is provided in this registration statement. The Fund may bear the risk of any errors or omissions by such Service Providers. In addition, misconduct by such Service Providers may result in reputational damage, litigation, business disruption and/or financial losses to the Fund. Each Fund investor’s contractual relationship in respect of its investment in Common Shares of the Fund is with the Fund only and Fund investors are not in contractual privity with the Service Providers. Therefore, generally, no Fund investor will have any contractual claim against any Service Provider with respect to such Service Provider’s default or breach. Accordingly, Fund investors must generally rely upon the Adviser to enforce the Fund’s rights against Service Providers. In certain circumstances, which are generally not expected to prevail, Fund investors may have limited rights to enforce the Fund’s rights on a derivative basis or may have rights against Service Providers if they can establish that such Service Providers owe duties to the Fund investors. In addition, Fund investors will have no right to participate in the day-to-day operation of the Fund and decisions regarding the selection of Service Providers. Rather, the Adviser will select the Fund’s Service Providers and determine the retention and compensation of such providers without the review by or consent of the Fund investors. The Fund investors must therefore rely on the ability of the Adviser to select and compensate Service Providers and to make investments and manage and dispose of investments.

Lack of Diversification. The Fund is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that the Fund is not limited by the 1940 Act with respect to the proportion of its assets that it may invest in securities of a single issuer. To the extent that the Fund assumes large positions in the securities of a small number of issuers, its net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. The Fund may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the Fund’s asset diversification requirements as a RIC under the Code, the Fund does not have fixed guidelines for diversification, and its investments could be concentrated in relatively few portfolio companies. Although the Fund is classified as a non-diversified investment company within the meaning of the 1940 Act, it maintains the flexibility to operate as a diversified investment company. To the extent that the Fund operates as a non-diversified investment company, it may be subject to greater risk.

During the period of time in which the Fund is deploying its initial capital, the Fund may make a limited number of investments. In addition, the Fund does not have fixed guidelines for diversification by industry or type of security, and investments may be concentrated in only a few industries or types of securities. Further, if the expected amount of leverage is not obtained or deployed, the Fund may be more concentrated in an investment than originally anticipated. As a result, the Fund’s investments may be concentrated and the poor performance of a single investment may have pronounced negative consequences to the Fund and the aggregate returns realized by the Fund investors.

Below Investment Grade Securities. The Fund may invest in debt securities and instruments that are rated below investment grade by recognized rating agencies or will be unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer’s failure to make timely interest and principal payments. The Fund’s investments in below investment grade instruments exposes the Fund to a substantial degree of credit risk and interest rate risk. The market for high yield securities has recently experienced periods of significant volatility and reduced liquidity. The market values of certain of these lower-rated and unrated debt investments may reflect individual corporate developments to a greater extent and tend to be more sensitive to economic conditions than those of higher-rated investments, which react primarily to fluctuations in the general level of interest rates. Companies that issue such securities are often highly leveraged and may not have available to them more traditional methods of financing. General economic recession or a major decline in the demand for products and services in which the borrower operates would likely have a materially adverse impact on the value of such securities and the ability of the issuers of such securities to repay principal and interest thereon, thereby increasing the incidence of default of such securities. In addition, adverse publicity and investor perceptions, whether or not based on fundamental analysis, may also decrease the value and liquidity of these high yield debt investments.

Consultation with Sourcing and Operating Partners. In certain circumstances, sourcing and operating partners may be aware of and consulted in advance in relation to certain investments made by the Fund. While sourcing and operating partners will be subject to confidentiality obligations, they are not restricted from engaging in any activities or businesses that may be similar to the business of the Fund or competitive with the Fund. In particular, sourcing and operating partners may use information available to them as sourcing and operating partners of the Adviser in a manner that conflicts with the interests of the Fund. Except in limited circumstances, the sourcing and operating partners are generally not obligated to account to the Adviser for any profits or income earned or derived from their activities or businesses or inform the Adviser of any business opportunity that may be appropriate for the Fund.

Disclosure of Information Regarding Fund Investors. The Fund, the Adviser or their respective affiliates, Service Providers, or agents may from time to time be required or may, in their discretion, determine that it is advisable to disclose certain information about the Fund and the Fund investors, including investments held directly or indirectly by the Fund and the names and level of beneficial ownership of certain of the Fund investors, to (i) regulatory or taxing authorities of certain jurisdictions, which have or assert jurisdiction over the disclosing party or in which the Fund directly or indirectly invests, or (ii) any lenders, counterparty of, or service provider to, the Adviser or the Fund (and its subsidiaries). Disclosure of confidential information under such circumstances will not be regarded as a breach of any duty of confidentiality and, in certain circumstances, the Fund, the Adviser or any of their affiliates, Service Providers or agents, may be prohibited from disclosing to any Fund investor that any such disclosure has been made.

Operational Risk. The Fund is subject to operational risk, including the possibility that errors may be made by the Adviser or its affiliates and Service Providers in certain transactions, calculations or valuations on behalf of, or otherwise relating to, the Fund. Fund investors may not be notified of the occurrence of an error or the resolution of any error. Generally, the Adviser, its affiliates and Service Providers will not be held accountable for such errors, and the Fund may bear losses resulting from such errors.

Exposure to Material Non-Public Information. Each of the Adviser and AB High Yield conduct a broad range of private and public debt investment businesses generally without internal information barriers in the ordinary course. As a result, from time to time, each of the Adviser and AB High Yield (in its capacity as investment manager of investment vehicles, funds or accounts or in connection with investment activities on its own behalf) receives material non-public information with respect to issuers of publicly-traded securities or other securities in connection with, among other examples, acquisitions, refinancings, restructurings of such issuers which each of the Adviser and AB High Yield reviews or participates in, oftentimes unrelated to its management of the Fund. In such circumstances, the Fund may be prohibited, by law, contract or by virtue of the Adviser or AB High Yield’s policies and procedures, from (i) selling all or a portion of a position in such issuer, thereby potentially incurring trading losses as a result, (ii) establishing an initial position or taking any greater position in such issuer, and (iii) pursuing other investment opportunities related to such issuer.

Technology Systems. The Fund’s business is highly dependent on the Fund’s and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in the Fund’s activities. The Fund’s financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond the Fund’s control and adversely affect the Fund’s business. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;
•
disease pandemics or other serious public health events, such as the global outbreak of COVID-19;
•
events arising from local or larger scale political or social matters, including terrorist acts; and
•
cyber-attacks.

These events, in turn, could have a material adverse effect on the Fund’s operating results and negatively affect the market price of its common stock and its ability to pay distributions to its shareholders.

Cybersecurity. The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, our affiliates and our and their respective third-party service providers are subject to cybersecurity risks. Our business operations rely upon secure information technology systems for data processing, storage and reporting. We depend on the effectiveness of the information and cybersecurity policies, procedures and capabilities maintained by our affiliates and our and their respective third-party services providers to protect their computer and telecommunications systems and the data that reside on or are transmitted through them. Cybersecurity risks have significantly increased in recent years and, while we have not experienced any material losses related to cyber-attacks or other information security breaches, we could suffer such losses in the future. Our, our affiliates and our and their respective third-party service providers’ computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact, as well as cyber-attacks that do not have a security impact but may nonetheless cause harm, such as causing denial-of-service attacks (i.e., efforts to make network services unavailable to intended users) on websites, servers or other online systems. If one or more of such events occur, it potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our affiliates and our and their respective third-party service providers. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations.

Substantial costs may be incurred in order to prevent any cyber incidents in the future. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us, our affiliates, or our or their respective third-party service providers will be effective. If we fail to comply with the relevant laws and regulations we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

Electronic Delivery of Certain Documents. The Fund investors will be deemed to consent to electronic delivery or posting to the Administrator’s website or other service of: (i) certain closing documents such as the Declaration of Trust, the Bylaws and the Subscription Agreements; (ii) any notices or communications required or contemplated to be delivered to the Fund investors by the Fund, the Adviser, or any of their respective affiliates, pursuant to applicable law or regulation; (iii) certain tax-related information and documents; and (iv) notices, requests, demands, consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to the Fund investors under any agreements. There are certain costs and possible risks associated with electronic delivery. Moreover, the Adviser cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from the use of such communication methods. See “—Technology Systems” and “Cybersecurity” above.

Artificial Intelligence. Artificial intelligence, including machine learning, and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, "AI"), and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.

Recent technological advances in AI pose risks to the Fund, the Adviser, and our portfolio investments. The Fund and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Fund, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.

Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party AI applications and users. The use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Adviser.

Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error potentially materially so and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Fund or our investments. AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

Handling of Mail. Mail addressed to the Fund and received at its registered office will be forwarded unopened to the forwarding address supplied by the Fund to be processed. None of the Fund, the Adviser, AB High Yield or any of their trustees, officers, advisers or Service Providers will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address.

General Credit Risks. The Fund may be exposed to losses resulting from default and foreclosure of any such loans or interests in loans in which it has invested. Therefore, the value of underlying collateral, the creditworthiness of borrowers and the priority of liens are each of great importance in determining the value of the Fund’s investments. In the event of foreclosure, the Fund or an affiliate thereof may assume direct ownership of any assets collateralizing such foreclosed loans. The liquidation proceeds upon the sale of such assets may not satisfy the entire outstanding balance of principal and interest on such foreclosed loans, resulting in a loss to the Fund. Any costs or delays involved in the effectuation of loan foreclosures or liquidation of the assets collateralizing such foreclosed loans will further reduce proceeds associated therewith and, consequently, increase possible losses to the Fund. In addition, no assurances can be made that borrowers or third parties will not assert claims in connection with foreclosure proceedings or otherwise, or that such claims will not interfere with the enforcement of the Fund’s rights.

Potential for Volatile Markets. The prices of the Fund’s investments can be volatile. In addition, price movements may also be influenced by, among other things, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and national and international political and economic events and policies. In addition, governments from time to time intervene in certain markets. Such intervention often is intended directly to influence prices and may cause or contribute to rapid fluctuations in asset prices, which may adversely affect the Fund’s returns.

Syndication and/or Transfer of Investments. The Fund, directly or through the use of one or more subsidiary investment vehicles, may originate and/or purchase certain debt assets, including ancillary equity assets (“Assets”). The Fund may also purchase certain Assets (including, participation interests or other indirect economic interests) that have been originated by other affiliated or unaffiliated parties and/or trading on the secondary market. The Fund may, in certain circumstances, originate or purchase such Assets with the intent of syndicating and/or otherwise transferring a significant portion thereof, including to one or more offshore funds or accounts managed by the Adviser or any of its affiliates. In such instances, the Fund will bear the risk of any decline in value prior to such syndication and/or other transfer. In addition, the Fund will also bear the risk of any inability to syndicate or otherwise transfer such Assets or such amount thereof as originally intended, which could result in the Fund owning a greater interest therein than anticipated. In instances where the Fund originates and/or purchases Assets through the use of one or more subsidiary investment vehicles, the Fund will comply with the 1940 Act requirements governing investment policies and capital structure and leverage on an aggregate basis with any such subsidiary investment vehicle and any investment adviser to any such subsidiary investment vehicle will comply with the 1940 Act requirements governing investment advisory contracts, as if it were an adviser to the Fund. Additionally, any such subsidiary investment vehicle will comply with the provisions of the 1940 Act relating to affiliated transactions and custody.

Possibility of the Need to Raise Additional Capital. The Fund may need additional capital to fund new investments and grow its portfolio of investments once it has fully invested the net proceeds of this offering. Unfavorable economic conditions could increase the Fund’s funding costs or limit its access to the capital. A reduction in the availability of new capital could limit the Fund’s ability to grow. In addition, the Fund is required to distribute at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to investors to maintain its qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on the Fund’s part to access the capital successfully could limit its ability to grow its business and execute its business strategy fully and could decrease its earnings, if any, which would have an adverse effect on the value of its securities.

Counterparty Risk. To the extent that contracts for investment will be entered into between the Fund and a market counterparty as principal (and not as agent), the Fund is exposed to the risk that the market counterparty may, in an insolvency or similar event, be unable to meet its contractual obligations to the Fund. The Fund may have a limited number of potential counterparties for certain of its investments, which may significantly impair the Fund’s ability to reduce its exposure to counterparty risk. In addition, difficulty reaching an agreement with any single counterparty could limit or eliminate the Fund’s ability to execute such investments altogether. Because certain purchases, sales, hedging, financing arrangements and other instruments in which the Fund will engage are not traded on an exchange but are instead traded between counterparties based on contractual relationships, the Fund is subject to the risk that a counterparty will not perform its obligations under the related contracts. Although the Fund intends to pursue its remedies under any such contracts, there can be no assurance that a counterparty will not default and that the Fund will not sustain a loss on a transaction as a result.

Dependence on Key Personnel. The Fund depends on the continued services of its Investment Team and other key management personnel. If the Fund were to lose any of these officers or other management personnel, such a loss could result in operating inefficiencies and lost business opportunities, which could have a negative effect on the Fund’s operating performance. Further, we do not intend to separately maintain key person life insurance on any of these individuals.

Liability for Capital Returns. Under Delaware law, the investors could, under certain circumstances, be required to return distributions made by the Fund to satisfy unpaid debts of the Fund that were in existence at the time the distributions were made.

Potential Changes in Investment Objective, Operating Policies or Strategies Without Prior Notice or Investor Approval. The Fund’s Board has the authority to modify or waive certain of the Fund’s operating policies and strategies without prior notice (except as required by the 1940 Act) and without investor approval. However, absent investor approval, the Fund may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC. Under Delaware law, the Fund also cannot be dissolved without prior investor approval. The Fund cannot predict the effect any changes to its current operating policies and strategies would have on its business, operating results and value of its stock. Nevertheless, the effects may adversely affect the Fund’s business and impact its ability to make distributions.

Potential Changes to Declaration of Trust Without Prior Investor Approval. Our Board may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board, to impose advance notice bylaw provisions for Trustee nominations or for shareholder proposals, to require super- majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.

Risks Regarding Distributions. The Fund intends to pay monthly distributions to shareholders out of assets legally available for distribution. The Fund cannot guarantee that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions. If the Fund is unable to satisfy the asset coverage test applicable to it as a BDC, or if the Fund violates certain debt financing agreements, its ability to pay distributions to shareholders could be limited. All distributions will be paid at the discretion of the Fund’s Board and will depend on the Fund’s earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, compliance with debt financing agreements and such other factors as the Board may deem relevant from time to time. The distributions the Fund pays to investors in a year may exceed the Fund’s taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

Investors who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of RIC’s net ordinary income or capital gains when they are not. Accordingly, investors should read carefully any written disclosure accompanying a distribution from the Fund and the information about the specific tax characteristics of the Fund’s distributions provided to investors after the end of each calendar year, and should not assume that the source of any distribution is the Fund’s net ordinary income or capital gains.

Discretion to not Repurchase Common Shares, to Suspend the Share Repurchase Program, and to Cease Repurchases. Our Board may amend, suspend or terminate the share repurchase program at any time in its discretion. You may not be able to sell your shares at all in the event our Board amends, suspends or terminates the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

Risks and Potential Conflicts of Interest Relating to the Initial Portfolio Transaction

We may pursue less vigorous enforcement of the terms of the Initial Portfolio Transfer Agreement regarding the Initial Portfolio transaction because of our dependence on the Advisor and its affiliates.

Under the Initial Portfolio Transfer Agreement pursuant to which the Fund consummated the acquisition of the Initial Portfolio, we have limited recourse against the Seller (and its successors and assigns) in the event of breaches of representations or warranties made by the Seller, or the covenants that the Seller and its successors have agreed to. We may choose not to enforce, or to enforce less vigorously, our rights under the agreement because of our desire to maintain our ongoing relations with, and our reliance on, the Advisor and its affiliates, and this could have an adverse effect on our business.

The Board will be informed of any determination not to enforce our contractual rights against the Seller or its successor(s) under the Initial Portfolio Transfer Agreement, and such determination will be subject to Board review and oversight, as required by the 1940 Act.

Risks Relating to the Fund’s Investments

Our investments may be risky and, subject to compliance with our 80% test and the 70% test for Qualifying Assets under the requirements for BDCs, there is no limit on the amount of any such investments in which we may invest.

Risks Associated with Portfolio Companies.

•
General Risks. A fundamental risk associated with the Fund’s investment strategy is that the companies in whose debt the Fund invests will be unable to make regular payments (e.g., principal and interest payments) when due, or at all, or otherwise fail to perform. Portfolio companies could deteriorate as a result of, among other factors, an adverse development in their business, poor performance by their management teams, a change in the competitive environment, an economic downturn or legal, tax or regulatory changes. Portfolio companies that the Adviser expects to remain stable may in fact operate at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress.
•
Portfolio Companies May be Highly Leveraged. Portfolio companies may be highly leveraged, and there is no restriction on the amount of debt a portfolio company can incur. Substantial indebtedness may add additional risk with respect to a portfolio company, and could (i) limit its ability to borrow money for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes; (ii) require it to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available to it for other purposes; (iii) make it more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; and/or (iv) subject it to restrictive financial and operating covenants, which may preclude it from favorable business activities or the financing of future operations or other capital needs. In some cases, proceeds of debt incurred by a portfolio company could be paid as a dividend to shareholders rather than retained by the portfolio company for its working capital. Leveraged companies are often more sensitive to declines in revenues, increases in expenses, and adverse business, political, or financial developments or economic factors such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of such companies or their industries. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

•
If a portfolio company is unable to generate sufficient cash flow to meet principal and interest payments to its lenders, it may be forced to take other actions to satisfy such obligations under its indebtedness. These alternative measures may include reducing or delaying capital expenditures, selling assets, seeking additional capital, or restructuring or refinancing indebtedness. Any of these actions could significantly reduce the value of the Fund’s investment(s) in such portfolio company. If such strategies are not successful and do not permit the portfolio company to meet its scheduled debt service obligations, the portfolio company may also be forced into liquidation, dissolution or insolvency, and the value of the Fund’s investment in such portfolio company could be significantly reduced or even eliminated.
•
Issuer/Borrower Fraud. Of paramount concern in originating loans is the possibility of material misrepresentation or omission on the part of borrowers or guarantors. Such inaccuracy or incompleteness may adversely affect the valuation of the collateral underlying the loans or may adversely affect the ability of the Fund or its affiliates to perfect or effectuate a lien on the collateral securing the loan. The Fund or its affiliates will rely upon the accuracy and completeness of representations made by borrowers to the extent reasonable, but cannot guarantee such accuracy or completeness.
•
Reliance on Company Management. The Adviser generally will seek to monitor the performance of investments in operating companies either through interaction with the board of the applicable company and/or by maintaining an ongoing dialogue with the company’s management team. However, the Fund generally will not be in a position to control any borrower by virtue of investing in its debt and the portfolio company’s management will be primarily responsible for the operations of the company on a day-to-day basis. Although it is the intent of the Fund to invest in companies with strong management teams, there can be no assurance that the existing management team, or any new one, will be able to operate the company successfully. In addition, the Fund is subject to the risk that a borrower in which it invests may make business decisions with which the Fund disagrees and the management of such borrower, as representatives of the common equity holders, may take risks or otherwise act in ways that do not serve the interests of the debt investors, including the Fund. Furthermore, in exercising its investment discretion, the Adviser may in certain circumstances commit funds of the Fund to other entities that will be given a mandate to make certain investments consistent with the Fund’s investment objective and that may earn a performance-based fee on those investments. Once such a commitment is made, such entities will have full control over the investment of such funds, and the Adviser will cease to have such control.
•
Environmental Matters. Ordinary operation or the occurrence of an accident with respect to the portfolio companies in which the Fund invest could cause major environmental damage, which may result in significant financial distress to the Fund’s investments and any portfolio company holding such assets, even if covered by insurance. Certain environmental laws and regulations may require that an owner or operator of an asset address prior environmental contamination, which could involve substantial cost and other liabilities. The Fund (and the Fund investors) may therefore be exposed to substantial risk of loss from environmental claims arising in respect of its investments. Furthermore, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of its acquisition and that could not have been foreseen. Even in cases where the Fund is indemnified by the seller with respect to an investment against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or the ability of the Fund to achieve enforcement of such indemnities. See also “—Risk Arising from Provision of Managerial Assistance; Control Person Liability” below.
•
Uncertainty as to the Value of Certain Portfolio Investments. The Fund expects that many of its portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and will be valued at fair value as determined in good faith by the Adviser, including to reflect significant events affecting the value of the Fund’s investments. Most, if not all, of the Fund’s investments (other than cash and cash equivalents) will be classified as Level 3 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurements and Disclosures (“ASC Topic 820”). This means that the Fund’s portfolio valuations will be based on unobservable inputs and the Fund’s assumptions about how market participants would price the asset or liability in question. The Fund expects that inputs into the determination of fair value of portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. The Fund expects to retain the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that may be taken into account in determining the fair value of investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. The Fund’s net asset value could be adversely affected if determinations regarding the fair value of the Fund’s investments were materially higher than the values that the Fund ultimately realizes upon the disposal of such loans and securities. In addition, the method of calculating the management fee and incentive fee may result in conflicts of interest between the Adviser, on the one hand, and investors on the other hand, with respect to the valuation of investments.
•
Potential Failure to Make Follow-On Investments in Portfolio Companies. Following an initial investment in a portfolio company, the Fund may make additional investments in that portfolio company as “follow-on” investments, in order to:
o
increase or maintain in whole or in part the Fund’s equity ownership percentage;
o
exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
o
attempt to preserve or enhance the value of the Fund’s investment.

The Fund may elect not to make follow-on investments, may be restricted from making follow-on investments or otherwise lack sufficient funds to make those investments.

The Fund has the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and the Fund’s initial investment, or may result in a missed opportunity for the Fund to increase its participation in a successful operation. Even if the Fund has sufficient capital to make a desired follow-on investment, it may elect not to make a follow-on investment because it may not want to increase its concentration of risk, because it prefers other opportunities or because it is inhibited by compliance with BDC requirements, or compliance with the requirements for maintenance of its RIC status.

•
Potential Impact of Not Holding Controlling Equity Interests in Portfolio Companies. The Fund does not generally intend to take controlling equity positions in the Fund’s portfolio companies. To the extent that the Fund does not hold a controlling equity interest in a portfolio company, it will be subject to the risk that such portfolio company may make business decisions with which the Fund disagrees, and the shareholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to the Fund’s interests. Due to the lack of liquidity for the debt and equity investments that the Fund typically holds in portfolio companies, the Fund may not be able to dispose of its investments in the event it disagrees with the actions of a portfolio company, and may therefore suffer a decrease in the value of its investments.
•
Defaults by Portfolio Companies. A portfolio company’s failure to satisfy financial or operating covenants imposed by the Fund or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s assets representing collateral for its obligations. This could trigger cross defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that the Fund holds and the value of any equity securities the Fund owns. The Fund may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.
•
Third Party Litigation. The Fund’s investment activities subject it to the normal risks of becoming involved in litigation initiated by third parties. This risk is somewhat greater where the Fund exercises control or influence over a company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misconduct or gross negligence by the Adviser, be borne by the Fund (to the extent not borne by the portfolio companies) and would reduce net assets or could require Fund investors to return to the Fund distributed capital and earnings. The Adviser and others are indemnified in connection with such litigation, subject to certain conditions.

Projections. The Fund may rely upon projections developed by the Adviser concerning an investment’s future performance, outcome and cash flow. Projections are inherently subject to uncertainty and factors beyond the control of the Adviser. The inaccuracy of certain assumptions, the failure to satisfy certain requirements and the occurrence of other unforeseen events could impair the ability of an investment to realize projected values, outcomes and cash flow.

Adverse Developments in the Debt Capital Markets. Recent market and economic conditions have been unprecedented and challenging. Continued concerns about the systemic impact of inflation, energy costs, the pandemic, geopolitical issues, the availability and cost of credit, sovereign debt levels, the mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to volatility of unprecedented levels. The factors described above have led to an overall reduction in liquidity in the debt capital markets, including sources of liquidity that the Fund may wish to utilize. Such conditions could reduce the availability of leverage to the Fund, its investments, and potential purchasers of the Fund’s investments or make such leverage more expensive to obtain, thereby adversely affecting the performance of the Fund.

Inflation. Certain of our portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

Adverse Effect of Economic Conditions on the Fund and the Portfolio Companies. The Fund and the portfolio companies in which the Fund invests may be adversely affected by deteriorations in the financial markets and economic conditions throughout the world, some of which may magnify the risks described in this prospectus and have other adverse effects. Deteriorating market conditions could result in increasing volatility and illiquidity in the global credit, debt and equity markets generally. The duration and ultimate effect of adverse market conditions cannot be forecast, nor is it known whether or the degree to which such conditions may remain stable or worsen. Deteriorating market conditions and uncertainty regarding economic markets generally could result in declines in the market values of potential investments or declines in the market values of investments after they are acquired by the Fund. Such declines could lead to weakened investment opportunities for the Fund, could prevent the Fund from successfully meeting its investment objective or could require the Fund to dispose of investments at a loss while such unfavorable market conditions prevail. In addition, the investment opportunities of the Fund may be dependent in part upon the consummation of leveraged buyouts and other private equity sponsored transactions, recapitalizations, refinancings, acquisitions and structured transactions. If fewer of these transactions occur than the Adviser expects, there may be limited investment opportunities for the Fund. Periods of prolonged market stability may also adversely affect the investment opportunities available to the Fund.

Corporate Social Responsibility. Our business (including that of our portfolio companies) faces increasing public scrutiny related to sustainability activities, which are increasingly considered to contribute to reducing a company’s operational risk, market risk and reputational risk, which may in turn impact the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on sustainability-related topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such sustainability-related measures to their investment decisions.

We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, including, but not limited to diversity, equity and inclusion, human rights, climate change and environmental stewardship, corporate governance and considering sustainability-related factors in our investment processes. Adverse incidents with respect to sustainability-related activities could impact the value of our brand, our relationship with existing and future portfolio companies, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

However, regional and investor specific sentiment may differ in what constitutes a material positive or negative sustainability-related corporate practice. There is no guarantee that AB-PCI’s corporate social responsibility practices will uniformly fit every investor’s definition of best practices for all environmental, social and governance considerations across geographies and investor types.

Additionally, new regulatory initiatives related to sustainability that are applicable to us and our portfolio companies could adversely affect our business. For example, in May 2018, the European Commission adopted an “action plan on financing sustainable growth.” The action plan is, among other things, designed to define and reorient investment toward sustainability. The action plan contemplates: establishing EU labels for green financial products; increasing disclosure requirements in the financial services sector around sustainability and strengthening the transparency of companies on their sustainability-related policies and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future.

There is also a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of sustainability-related factors in order to allow investors to validate and better understand sustainability claims. In addition, in 2021 the SEC established an enforcement task force to look into sustainability-related practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on sustainability-related disclosures not matching actual investment processes.

In addition, compliance with any new laws or regulations could increase our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

The likely impacts of sustainability risks on the returns of the Fund will depend on the Fund’s exposure to investments that are vulnerable to sustainability-related risks and the magnitude of the sustainability-related risks. The occurrence of an actual or potential significant decline in the value of an investment due to a sustainability-related event or condition will depend on several factors including, but not limited to, the type, extent,complexity and duration of the event or condition, prevailing market conditions and the existence of any mitigating factors.

Increasing governmental, investor and societal attention to sustainability-related matters, including expanding mandatory and voluntary reporting,diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope,and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such sustainability-related matters or we fail or are perceived to fail to comply with all laws, regulations,policies and related interpretations, it could negatively impact our reputation and our business results.

Competitive Debt Environment. The business of investing in debt investments is highly competitive and involves a high degree of uncertainty. Market competition for investment opportunities includes traditional lending institutions, including commercial and investment banks, as well as a growing number of non-traditional participants, such as hedge funds, private equity funds, mezzanine funds, and other private investors, as well as BDCs, and debt-focused competitors, such as issuers of collateralized loan obligations, or CLOs, and other structured loan funds. In addition, given the Fund’s target investment size and investment type, the Adviser expects a large number of competitors for investment opportunities. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Fund, and thus these competitors may have advantages not shared by the Fund. In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to the Fund. Furthermore, competitors may offer loan terms that are more favorable to borrowers, such as less onerous borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Strong competition for investments could result in fewer investment opportunities for the Fund, as certain of these competitors have established or are establishing investment vehicles that target the same or similar investments that the Fund intends to purchase.

Over the past several years, many investment funds have been formed with investment objectives similar to those of the Fund, and many such existing funds have grown in size and have added larger successor funds to their platform. These and other investors may make competing offers for investment opportunities identified by the Adviser which may affect the Fund’s ability to participate in attractive investment opportunities and/or cause the Fund to incur additional risks when competing for investment opportunities. Moreover, identifying attractive investment opportunities is difficult and involves a high degree of uncertainty. The Adviser may identify an investment that presents an attractive investment opportunity but may not be able to complete such investment in a manner that meets the objectives of the Fund. The Fund may incur significant expenses in connection with the identification of investment opportunities and investigating other potential investments that are ultimately not consummated, including expenses related to due diligence, transportation and legal, accounting and other professional services as well as the fees of other third-party advisers.

Illiquidity of the Fund’s Assets; Distributions In Kind. The Fund intends to invest primarily in private illiquid debt, loans and other assets for which no (or only a limited) liquid market exists or that are subject to legal or other restrictions on transfer and are difficult to sell in a secondary market. In some cases, the Fund may be prohibited from selling such investments for a period of time or otherwise be restricted from disposing of such investments. The market prices, if any, for such assets tend to be volatile, and may fluctuate due to a variety of factors that are inherently difficult to predict. Furthermore, the types of investments made may require a substantial length of time to liquidate due to the lack of an established market for such investments or other factors. As a result, there is a significant risk that the Fund may be unable to realize its investment objective by sale or other disposition at attractive prices or will otherwise be unable to complete any exit strategy. Accordingly, the Adviser is unable to predict with confidence what, if any, exit strategies will ultimately be available for any given asset. Exit strategies which appear to be viable when an investment is initiated may be precluded by the time the investment is ready to be realized due to economic, legal or other reasons, and the Fund may not be able to sell assets when the Fund desires to do so or to realize what the Adviser perceives to be the fair value of its assets in the event of a sale. Further, although the Adviser may at the time of making investments expect a certain portion of such investments to be refinanced or repaid before maturity, depending on economic conditions, interest rates and other variables, borrowers may not finance or repay loans early. Restricted securities may sell at a price lower than similar securities that are not subject to restrictions on resale. In addition, in times of extreme market disruption, there may be no market at all for one or more asset classes, potentially resulting in the inability of the Fund to dispose of its assets for an indefinite period of time. Even if investments are successful, they are unlikely to produce a realized return to Fund investors for a period of years. Furthermore, a portion of interest on investments may be paid in kind rather than in cash to the Fund and, in certain circumstances, the Fund may exit investments through distributions in kind to Fund investors, after which the Fund investors will bear the risk of holding the investments and must make their own disposition decisions.

Priority of Repayment. The characterization of an investment as senior debt or senior secured debt does not mean that such debt will necessarily have repayment priority with respect to all other obligations of a portfolio company. Portfolio companies may have, and/or may be permitted to incur, other debt and liabilities that rank equally with or senior to the senior loans in which the Fund invests. If other indebtedness is incurred that ranks in parity in right of payment or proceeds of collateral with respect to debt securities in which the Fund invests, the Fund would have to share on an equal basis any distributions with other creditors in the event of a liquidation, reorganization, insolvency, dissolution or bankruptcy of such a portfolio company. Where the Fund holds a first lien to secure senior indebtedness, the portfolio companies may be permitted to issue other senior loans with liens that rank junior to the first liens granted to the Fund. The intercreditor rights of the holders of such other junior lien debt may, in any liquidation, reorganization, insolvency, dissolution or bankruptcy of such a portfolio company, affect the recovery that the Fund would have been able to achieve in the absence of such other debt.

Even where the senior loans held by the Fund are secured by a perfected lien over a substantial portion of the assets of a portfolio company and its subsidiaries, the portfolio company and its subsidiaries will often be able to incur a substantial amount of additional indebtedness, which may have an exclusive lien over particular assets. For example, debt and other liabilities incurred by non-guarantor subsidiaries of portfolio companies will be structurally senior to the debt held by the Fund. Accordingly, any such debt and other liabilities of such subsidiaries would, in the event of liquidation, dissolution, insolvency, reorganization or bankruptcy of such subsidiary, be repaid in full before any distributions to an obligor of the loans held by the Fund. Furthermore, these other assets over which other lenders have a lien may be substantially more liquid or valuable than the assets over which the Fund has a lien. It is expected that the Fund will also invest in second-lien secured debt, which compounds the risks described in this paragraph.

Certain Guarantees. The Fund may invest in debt that is guaranteed by a subsidiary of the issuer. In some circumstances, guarantees of secured debt issued by subsidiaries of a portfolio company and held by the Fund may be subject to fraudulent conveyance or similar avoidance claims made by other creditors of such subsidiaries under applicable insolvency laws. As a result, such creditors may take priority over the claims of the Fund under such guarantees. Under federal or state fraudulent transfer law, a court may void or otherwise decline to enforce such debt and the Fund would no longer have any claim against such portfolio company or the applicable guarantor. In addition, the court might direct the Fund to disgorge any amounts already received from the portfolio company or a guarantor. In some cases, significant subsidiaries of portfolio companies may not guarantee the obligations of the portfolio company; in other cases, a portfolio company may have the ability to release subsidiaries as guarantors of the portfolio company’s obligations. The repayment of such investments may depend on cash flow from subsidiaries of a portfolio company that are not themselves guarantors of the portfolio company’s obligations.

General Risks of Secured Loans. Most of the loans held by the Fund are expected to be secured. These investments may be subject to the risk that the Fund’s security interests in the underlying collateral are not properly or fully perfected. Compounding these risks, the collateral securing debt investments will often be subject to casualty or devaluation risks.

Senior Secured Debt and Unitranche Debt. When the Fund invests in senior secured term debt and unitranche debt, it will generally take a security interest in the available assets and ownership interests of these portfolio companies, and their subsidiaries. There is a risk that the collateral securing the Fund’s investments may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, the Fund’s security interest could be subordinated to claims of other creditors. In addition, any deterioration in a portfolio company’s financial condition and prospects, including any inability on its part to raise additional capital, may result in the deterioration in the value of the related collateral. Consequently, the fact that debt is secured does not guarantee that the Fund will receive principal and interest payments according to the investment terms or at all, or that the Fund will be able to collect on the investment should the Fund be forced to enforce its remedies.

Business and Credit Risks. Investments made by the Fund generally will involve a significant degree of financial and/or business risk. The securities in which the Fund invests may pay fixed, variable or floating rates of interest, and may include zero coupon obligations or interest that is paid-in-kind (which tend to increase business and credit risks if an investment becomes impaired because there would be little to no realized proceeds through cash interest payments prior to such impairment). These types of securities are subject to the risk of the issuer’s inability to make principal and interest payments on its obligations (i.e., credit risk) and are also subject to price volatility due to such factors as interest rate sensitivity, market perception of the creditworthiness of the issuer and general market liquidity (i.e., market risk).

Business risks may be more significant in smaller portfolio companies or those that are embarking on a build-up or operating turnaround strategy. Such companies may have no or short operating histories, new technologies and products and their management teams may have limited experience working together, all of which enhance the difficulty of evaluating these investment opportunities. The management of such companies will need to implement and maintain successful finance personnel and other operational strategies and resources in order to become and remain successful. Other substantial operational risks to which such companies are subject include uncertain market acceptance of the company’s services, a potential regulatory risk for new or untried and/or untested business models (if applicable), products and services to the extent they relate to regulated activities in the relevant jurisdiction, high levels of competition among similarly situated companies, lower capitalizations and fewer financial resources and the potential for rapid organizational or strategic change. Such companies will have no or short operating histories on which to judge future performance and in many cases, if operating, will have negative cash flow.

Force Majeure. The instruments in which the Fund invests may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism and labor strikes). Some force majeure events may adversely affect the ability of a portfolio company to perform its obligations until it is able to remedy the force majeure event. In addition, the cost to a portfolio company of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more companies or its assets, could result in a loss, including if the Fund’s investment in such issuer is cancelled, unwound or acquired (which could be without what the Adviser considers to be adequate compensation). Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which the Fund may invest specifically. To the extent the Fund is exposed to investments in issuers that as a group are exposed to such force majeure events, the Fund’s risks and potential losses are enhanced.

Infectious Diseases; Pandemics. Certain illnesses spread rapidly and have the potential to significantly adversely affect the global economy. Outbreaks such as the severe acute respiratory syndrome, avian influenza, H1N1/09, and, most recently, the coronavirus (COVID-19), or other similarly infectious diseases may have material adverse impacts on the Fund, the Adviser, their respective affiliates and portfolio companies. Actual pandemics, or fear of pandemics, can trigger market disruptions or economic turndowns with the consequences described above. The Adviser cannot predict the likelihood of disease outbreaks occurring in the future nor how such outbreaks may affect the Fund’s investments.

Outbreak of disease epidemics, such as COVID-19, may result in the closure of the Adviser’s and/or a portfolio company’s offices or other businesses, including office buildings, retail stores and other commercial venues and could also result in (a) the lack of availability or price volatility of raw materials or component parts necessary to a portfolio company’s business which may adversely affect the ability of a portfolio company to perform its obligations, (b) disruption of regional or global trade markets and/or the availability of capital, (c) the availability of leverage, including an inability to obtain indebtedness at all or to the Fund’s desired degree, and less favorable timing of repayment and other terms with respect to such leverage, (d) trade or travel restrictions which impact a portfolio company’s business and/or (e) a general economic decline and have an adverse impact on the Fund’s value, the Fund’s investments, or the Fund’s ability to make new investments. Further, if a future pandemic occurs during a period when the Fund expects to be selling or disposing of its investments, the Fund may not achieve its investment objective or may not be able to realize its investments within the Fund’s term.

Limited Amortization Requirements. The Fund may invest in loans that have limited mandatory amortization requirements. While such a loan may obligate a portfolio company to repay the loan out of asset sale proceeds or with annual excess cash flow, such requirements may be subject to substantial limitations and/or “baskets” that would allow a portfolio company to retain such proceeds or cash flow, thereby extending the expected weighted average life of the investment. In addition, a low level of amortization of any debt over the life of the investment may increase the risk that a portfolio company will not be able to repay or refinance the loans held by the Fund when they come due at their final stated maturity.

Potential Early Redemption of Some Investments. The terms of loans in which the Fund invests may be subject to early redemption features, refinancing options, prepayment options or similar provisions which, in each case, could result in the issuer repaying the principal of an obligation held by the Fund earlier than expected, either with no or a nominal prepayment premium. This may happen when there is a decline in interest rates, or when the borrower’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt or when general credit market conditions improve. Assuming an improvement in the credit market conditions, early repayments of the debt held by the Fund could increase. There is no assurance that the Fund will be able to reinvest proceeds received from prepayments in assets that satisfy its investment objective, and any delay in reinvesting such proceeds may materially affect the performance of the Fund. Conversely, if the prepayment does not occur within the expected timeframe or if the debt does not otherwise become liquid, the term of the Fund may be longer than expected or the Fund may make distributions in kind.

Licensing Requirements. Certain banking and regulatory bodies or agencies in or outside the United States may require the Fund, the Adviser and/or certain employees of AB-PCI to obtain licenses or authorizations to engage in many types of lending activities including the origination of loans. It may take a significant amount of time and expense to obtain such licenses or authorizations and the Fund may be required to bear the cost of obtaining such licenses and authorizations. There can be no assurance that any such licenses or authorizations would be granted or, if granted, whether any such licenses or authorizations would impose restrictions on the Fund. Such licenses or authorizations may require the disclosure of confidential information about the Fund, Fund investors or their respective affiliates, including the identity, financial information and/or information regarding the Fund investors and their officers and trustees. The Fund may not be willing or able to comply with these requirements. Alternatively, the Adviser may be compelled to structure certain potential investments in a manner that would not require such licenses and authorizations, although such transactions may be inefficient or otherwise disadvantageous for the Fund and/or any relevant portfolio company, including because of the risk that licensing authorities would not accept such structuring alternatives in lieu of obtaining a license or authorization. The inability of the Fund or the Adviser to obtain necessary licenses or authorizations, the structuring of an investment in an inefficient or otherwise disadvantageous manner, or changes in licensing regulations, could adversely affect the Fund’s ability to implement its investment program and achieve its intended results.

Minority Investments; Joint Ventures. The Fund may make minority equity investments in entities in which the Fund does not control the business or affairs of such entities. In addition, the Fund intends to co-invest with other parties through partnerships, joint ventures or other entities and the Adviser may share management fees, incentive fees and/or other forms of compensation with such parties. The Adviser expects that in some cases the Fund will have control over, or significant influence on, the decision making of joint ventures. However, in other cases, in particular with respect to certain terms, amendments and waivers related to the underlying loans, the joint venture partner may have controlling or blocking rights (including because certain decisions require unanimous approval of the joint venture partners) or a tie vote among joint venture partners may be resolved by an appointed third party. Where a joint venture partner or third party has controlling or blocking rights or decision-making power with respect to a joint venture matter, there can be no assurance that the matter will be resolved in the manner desired by the Fund. In addition, these types of voting arrangements may slow the decision-making process and hinder the joint venture’s ability to act quickly.

Cooperation among joint venture partners or co-investors on existing and future business decisions will be an important factor for the sound operation and financial success of any joint venture or other business in which the Fund is involved. In particular, a joint venture partner or co-investor may have economic or business interests or goals that are inconsistent with those of the Fund, and the Fund may not be in a position to limit or otherwise protect the value of one or more of the Fund’s investments. Disputes among joint venture partners or co-investors over obligations, expenses or other matters could have an adverse effect on the financial conditions or results of operations of the relevant businesses. In addition, the Fund may in certain circumstances be liable for actions of its joint venture partners.

In certain cases, conflicts of interest may arise between the Fund and a joint venture partner, for example, because the joint venture partner has invested in a different level of the issuer’s capital structure or because the joint venture partner has different investment goals or timelines. There can be no assurance that a joint venture partner with divergent interests from the Fund will cause the joint venture to be managed in a manner that is favorable to the Fund. In addition, it is anticipated that the Fund could be invested in debt instruments issued by a joint venture entity while one or more Other Accounts managed by AB will be invested in equity interests in such entity or vice versa, which presents certain potential conflicts of interest with respect to the capital structure of such entity.

Risk Arising from Provision of Managerial Assistance; Control Person Liability. The Fund may obtain rights to participate in the governance of certain of the Fund’s portfolio companies. In such instances, the Fund typically will designate board members to serve on the boards of portfolio companies. The designation of representatives and other measures contemplated could expose the assets of the Fund to claims by a portfolio company, its security holders and its creditors, including claims that the Fund is a controlling person and thus is liable for securities laws violations and other liabilities of a portfolio company. The exercise of control over a company may impose additional risks of liability for environmental damage, product defects, failure to supervise management, violation of governmental regulations (including securities laws) or other types of liability in which the limited liability generally characteristic of business ownership may be ignored. If these liabilities were to arise, the Fund might suffer a significant loss. These measures also could result in certain liabilities in the event of the bankruptcy or reorganization of a portfolio company, could result in claims against the Fund if the designated board members violate their fiduciary or other duties to a portfolio company or fail to exercise appropriate levels of care under applicable corporate or securities laws, environmental laws or other legal principles, and could expose the Fund to claims that it has interfered in management to the detriment of a portfolio company. While the Adviser intends to operate the Fund in a way that will minimize the exposure to these risks, the possibility of successful claims cannot be precluded, nor can there be any assurance as to whether laws, rules, regulations and court decisions will be expanded or otherwise applied in a manner that is adverse to portfolio companies and the Fund and the Fund investors.

War in Ukraine and Russia. On February 24, 2022, the President of Russia, Vladimir Putin, announced a military invasion of Ukraine. In response, countries worldwide, including the United States, have imposed sanctions against Russia on certain businesses and individuals, including, but not limited to, those in the banking, import and export sectors. This invasion has led, is currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. These disruptions caused by the invasion have included, and may continue to include, political, social, and economic disruptions and uncertainties and material increases in certain commodity prices that may affect our business operations or the business operations of our portfolio companies.

Conflicts in the Middle East. Conflicts in the Middle East, including the conflict between Israel and Hamas, could have a negative impact on the economy and business activity globally, and therefore could adversely impact the performance of our investments. The severity and duration of any such conflict and its future impact on global economic and market conditions (including,for example, oil prices and/or the shipping industry) are impossible to predict, and as a result, present material uncertainty and risk with respect to us, the performance of our investments and operations, and our ability to achieve our investment objectives. Similar risks exist to the extent that any portfolio companies, service providers, vendors or certain other parties have material operations or assets in the Middle East or the immediate surrounding areas.

The Adviser’s financial condition may be adversely affected by a significant general economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Adviser’s businesses and operations (including those of the Fund). A recession, slowdown and/or sustained downturn in the global economy (or any particular segment thereof) could have a pronounced impact on the Fund and could adversely affect the Fund’s profitability, impede the ability of the Fund and/or the Fund’s portfolio companies to perform under or refinance their existing obligations and impair the Fund’s ability to effectively deploy its capital or realize its investments on favorable terms. Any of the foregoing events could result in substantial or total losses to the Fund in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in a portfolio company’s capital structure.

Hedging Strategy, Policies and Risks. The Fund generally expects to employ hedging or other risk management techniques designed to reduce the risk of adverse interest rate or currency movements, credit market risk and certain other risks. There can be no assurance that any hedging transactions will be successful or comprehensive. For example, the Fund may not be able to or may elect not to hedge interest payments in foreign currencies. Similarly, the Fund may hedge certain credit markets generally in order to seek to provide overall risk reduction to the Fund. The variable degree of correlation between price movements of hedging instruments and price movements in the position being hedged creates the possibility that losses on the hedge may be greater, or gains smaller, than losses or gains, as the case may be, in the value of the underlying position. While the transactions implementing such hedging strategies may reduce certain risks, such transactions themselves may entail certain other risks, such as the risk that counterparties to such transactions may default on their obligations and the risk that the prices and/or cash flows being hedged behave differently than expected. Thus, while the Fund may benefit from the use of hedging mechanisms, unanticipated changes in interest rates, currency exchange rates, commodity prices, securities prices or credit market movements may result in a poorer overall performance for the Fund than if it had not entered into such hedging transactions. Additionally, hedging transactions will add to the cost of an investment, may require ongoing cash payments to counterparties, may subject the Fund to the risk that the counterparty defaults on its obligations, and may produce different economic or tax consequences to the Fund investors than would apply if the Fund had not entered into such hedging transactions. The Fund may engage in short selling and use derivative instruments (including commodities hedging instruments) in implementing hedging transactions, including futures contracts, forward contracts, and options. Furthermore, upon the bankruptcy, insolvency or liquidation of any counterparty, the Fund may be deemed to be a general unsecured creditor of such counterparty and could suffer a total loss with respect to any positions and/or transactions with such counterparty.

Derivatives. Generally, derivatives are financial contracts whose value depends on, or is derived from, the value of an underlying asset, reference rate or index, and may relate to individual debt or equity instruments, interest rates, currencies or currency exchange rates, commodities, related indexes and other assets. The Fund may, directly or indirectly, use various derivative instruments including options contracts, futures contracts, forward contracts, options on futures contracts, indexed securities and swap agreements for hedging and risk management purposes. The Fund also may use derivative instruments to approximate or achieve the economic equivalent of an otherwise permitted investment (as if the Fund directly invested in the loans, claims or securities of the subject issuer) or if such instruments are related to an otherwise permitted investment. The Fund’s use of derivative instruments involves investment risks and transaction costs to which the Fund would not be subject absent the use of these instruments and, accordingly, may result in losses that would not occur if such instruments had not been used. Derivative transactions, if any, will generally create leverage for the Fund and involve significant risks. The primary risks related to derivative transactions include counterparty, correlation, liquidity, leverage, volatility, OTC trading, operational and legal risks. In addition, a small investment in derivatives could have a large potential impact on our performance, effecting a form of investment leverage on our portfolio. In certain types of derivative transactions, the Fund could lose the entire amount of its investment; in other types of derivative transactions the potential loss is theoretically unlimited.

Under SEC Rule 18f-4 under the 1940 Act (“Rule 18f-4”), related to the use of derivatives, short sales, reverse repurchase agreements and certain other transactions by registered investment companies, the Fund is permitted to enter into derivatives and other transactions that create future payment or delivery obligations, including short sales, notwithstanding the senior security provisions of the 1940 Act if it complies with certain value-at-risk leverage limits and derivatives risk management program and board oversight and reporting requirements or comply with a “limited derivatives users” exception. Rule 18f-4 also permits the Fund to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provisions of the 1940 Act if the Fund aggregates the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the asset coverage ratios as discussed herein. In addition, the Fund is permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) the Fund intends to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date (the “Delayed-Settlement Securities Provision”). The Fund may otherwise engage in such transactions that do not meet the conditions of the Delayed-Settlement Securities Provision so long as the Fund treats any such transaction as a “derivatives transaction” for purposes of compliance with the rule. Furthermore, the Fund is permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act, if the Fund reasonably believes, at the time it enters into such agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all such agreements as they come due. The Fund cannot predict the effects of these requirements.

The Fund may purchase and sell derivative instruments only to the extent that such activities are consistent with the requirements of the Commodity Exchange Act (“CEA”) and the rules adopted by the U.S. Commodity Futures Trading Commission (“CFTC”) thereunder. Under CFTC rules, a BDC that conducts more than a certain amount of trading in futures contracts, commodity options, certain swaps and other commodity interests is a commodity pool and its adviser must register as a commodity pool operator (“CPO”). Under such rules, BDCs that are commodity pools are subject to additional recordkeeping, reporting and disclosure requirements. The Fund has claimed an exclusion from the definition of CPO under CFTC Rule 4.5 under the CEA based on the extent of its derivatives use and is not currently subject to these recordkeeping, reporting and disclosure requirements under the CEA.

Increased Leverage may Magnify the Fund’s Exposure to Risks Associated with Changes in Interest Rates. If the Fund incurs additional leverage, general interest rate fluctuations may have a more significant negative impact on its investments and investment opportunities than they would have absent such additional incurrence, and, accordingly, may have a material adverse effect on the Fund’s investment objectives and rate of return on investment capital. Because the Fund may borrow money to make investments in the form of debt securities, preferred stock or other securities, the Fund’s net investment income is dependent upon the difference between the rate at which income from investments exceeds the rate at which the Fund pays interest or dividends on such liabilities.

The Fund principally invests in floating-rate assets and incurs its indebtedness on a floating-rate basis as well. The Fund plans to incur indebtedness, when possible, on the same floating base rate applicable to the assets in which it invests. Because the base rate of the Fund’s assets and indebtedness are expected to generally be the same and will therefore fluctuate on largely the same basis, the primary risk that the Fund faces from interest rate fluctuations is a situation where the difference in the rate on investment income versus the base rate, which the Fund refers to as the “spread,” falls and there is not a similar reduction in the spread on the Fund’s indebtedness or losses exceed anticipated levels. In that situation, the investment income, net of losses, less the cost of the Fund’s indebtedness would be reduced. This reduction could create a material adverse effect on the Fund’s investment objectives if the spread compression was significant and persistent over long periods.

The Fund expects that a majority of its investments in debt will continue to be at floating rates. However, as the Fund makes investments in debt at floating rates, a significant increase in market interest rates could also result in an increase in its non-performing assets and a decrease in the value of its portfolio because the portfolio companies paying interest at such increasing floating rates may be unable to meet higher payment obligations. In periods of rising interest rates, the Fund’s cost of funds would increase, which, if not matched with the rising interest rates of its performing floating-rate assets, could result in a decrease in its net investment income. Incurring additional leverage will magnify the impact of an increase to the Fund’s cost of funds. In addition, a decrease in interest rates may reduce net income, because new investments may be made at lower rates despite the increased demand for the Fund’s capital that the decrease in interest rates may produce. To the extent the Fund’s additional borrowings are in fixed-rate instruments, the Fund may be required to invest in higher-yield securities in order to cover its interest expense and maintain its current level of return to shareholders, which may increase the risk of an investment in its Shares.

Effect of Changes in Interest Rates on Investments. To the extent the Fund borrows money or issues debt securities or preferred stock to make investments, the Fund’s net investment income will depend, in part, upon the difference between the rate at which it borrows funds or pays interest or dividends on such debt securities or preferred stock and the rate at which it invests these funds. In addition, many of the Fund’s debt investments and borrowings have floating rate interest rates that reset on a periodic basis, and many of its investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on the Fund’s net investment income, in particular with respect to increases that reach the level of the interest rate floors on certain investments. In periods of rising interest rates, the Fund’s cost of funds will increase because the interest rates on the majority of amounts it has borrowed are floating, which could reduce its net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor. The Fund may, to the extent deemed appropriate by the Adviser, use interest rate risk management techniques in an effort to limit its exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit the Fund’s ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on the Fund’s business, financial condition and results of operations.

High Yield Debt. The Fund may invest a portion of its assets in “higher yielding” (and, therefore, generally higher risk) debt securities when the Adviser believes that debt securities offer opportunities for capital appreciation. In most cases, such debt will be rated below “investment grade” or will be unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer’s failure to make timely interest and principal payments. There are no restrictions on the credit quality of the Fund’s loans. The market for high-yield securities has experienced periods of volatility and reduced liquidity. The market values of certain of these debt securities may reflect individual corporate developments. It is likely that a general economic recession or a major decline in the demand for products and services, in which the obligor operates, could have a materially adverse impact on the value of such securities. In addition, adverse publicity and investor perceptions, whether or not based on fundamental analysis, may also decrease the value and liquidity of these debt securities.

Investments in Unsecured Debt. The Fund may invest a portion of its committed capital in unsecured indebtedness, whereas all or a significant portion of the issuer’s senior indebtedness may be secured. In such situations, the ability of the Fund to influence a portfolio company’s affairs, especially during periods of financial distress or following an insolvency, is likely to be substantially less than that of senior creditors.

Subordinated Loans. The Fund may acquire and/or originate subordinated loans. If a borrower defaults on a subordinated loan or on debt senior to the Fund’s loan, or in the event of the bankruptcy of a borrower, the loan held by the Fund will be satisfied only after the senior loans are repaid in full. Under the terms of typical subordination agreements, senior creditors may be able to block the acceleration of the subordinated debt or the exercise by holders of subordinated debt of other rights they may have as creditors. Accordingly, the Fund may not be able to take the steps necessary or sufficient to protect its investments in a timely manner or at all. In addition, subordinated loans may not always be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and may not be rated by a credit rating agency. If a borrower declares bankruptcy, the Fund may not have full or any recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. Further, the Adviser’s ability to amend the terms of the Fund’s loans, assign its loans, accept prepayments, exercise its remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings may be limited by intercreditor arrangements. In addition, the risks associated with subordinated loan securities include a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including a sustained period of rising interest rates or an economic downturn) may adversely affect the borrower’s ability to pay principal and interest on its loan. Many obligors on subordinated loan securities are highly leveraged, and specific developments affecting such obligors, including reduced cash flow from operations or the inability to refinance debt at maturity, may also adversely affect such obligors’ ability to meet debt service obligations. The level of risk associated with investments in subordinated loans increases if such investments are loans of distressed or below investment grade issuers. Default rates for subordinated loan securities have historically been higher than has been the case for investment grade securities.

Non-Recourse Obligations. The Fund may invest in non-recourse obligations of issuers. Such obligations are payable solely from proceeds collected in respect of collateral pledged by an issuer to secure such obligations. None of the owners, officers, directors or incorporators of the issuers, board members, any of their respective affiliates or any other person or entity will be obligated to make payments on the obligations. Consequently, the Fund, as holder of the obligations, must rely solely on distributions of proceeds of collateral debt obligations and other collateral pledged to secure obligations for payments due in respect of principal thereof and interest thereon. If distributions of such proceeds are insufficient to make payments on the obligations, no other assets will be available for such payments and following liquidation of all the collateral, the obligations of the issuers to make such payments will be extinguished.

Risk of Publicly Traded Securities. Although not the investment focus of the Fund, the Fund may invest in publicly traded equity and debt securities. These investments are subject to certain risks, including the risk of loss from counterparty defaults, the risks arising from the volatility of the global fixed-income and equity markets, movements in the stock market and trends in the overall economy, increased obligations to disclose information regarding such companies, increased likelihood of shareholder litigation against such companies’ board members, which may include AB personnel, regulatory action by the SEC and increased costs associated with each of the aforementioned risks. When buying a publicly traded security or other publicly traded instruments, the Fund may be unable to obtain financial covenants or other contractual rights that the Fund might otherwise be able to obtain in making privately-negotiated investments. Moreover, the Fund may not have the same access to information in connection with investments in publicly traded securities or other publicly traded instruments, either when investigating a potential investment or after making an investment, as compared to a privately-negotiated investment. Publicly traded securities that are rated by rating agencies are often reviewed and may be subject to downgrade, which generally results in a decline in the market value of such security. Furthermore, the Fund may be limited in its ability to make investments and to sell existing investments in public securities or other publicly traded instruments because AB-PCI may have material, non-public information regarding the issuers of those securities or as a result of other AB-PCI policies. Accordingly, there can be no assurance that the Fund will make investments in public securities or other publicly traded instruments or, if it does, as to the amount it will invest. The inability to sell such securities or instruments in these circumstances could materially adversely affect the investment results of the Fund.

Investments that May Become Distressed. The Fund may make investments that become distressed due to factors outside the control of the Adviser. There is no assurance that there will be sufficient collateral to cover the value of the loans and/or other investments purchased by the Fund or that there will be a successful reorganization or similar action of the company or investment which becomes distressed. In any reorganization or liquidation proceeding relating to a company in which the Fund invests, the Fund may lose its entire investment, may be required to accept cash or securities with a value less than the Fund’s original investment and/or may be required to accept payment over an extended period of time. Under such circumstances, the returns generated from the Fund’s investments may not compensate the Fund investors adequately for the risks assumed. For example, under certain circumstances, a lender who has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated, or disallowed, or may be found liable for damage suffered by parties as a result of such actions. In addition, under circumstances involving a portfolio company’s insolvency, payments to the Fund and distributions by the Fund to the Fund investors may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment. Investments in restructurings involving non-U.S. portfolio companies may be subject to various laws enacted in the countries of their issuance for the protection of creditors. These considerations will differ depending on the country in which each portfolio company is located or domiciled.

Troubled company and other asset-based investments require active monitoring and may, at times, require participation in business strategy or reorganization proceedings by the Adviser. To the extent that the Adviser becomes involved in such proceedings, the Fund may have participated more actively in the affairs of the company than that assumed generally by a passive investor. In addition, involvement by the Adviser in an issuer’s or portfolio company’s reorganization proceedings could result in the imposition of restrictions limiting the Fund’s ability to liquidate its position in the issuer and/or portfolio company. Such investments would likely take more time to realize before generating any returns and may not pay Current proceeds during the course of reorganization, which would delay the return of capital to Fund investors.

Risks Associated with Revolver, Delayed-Draw and Line of Credit Investments. The Fund is expected to, from time to time, incur contingent liabilities in connection with an investment. For example, the Fund expects to participate in one or more investments that are structured as “revolvers,” “delayed-draws” or “lines of credit.” These types of investments generally have funding obligations that extend over a period of time, and if the portfolio company subsequently draws down on the revolver or delayed-draw facility or on the line of credit, the Fund would be obligated to fund the amounts due. However, there can be no assurance that a borrower will ultimately draw down on any such loan, in which case the Fund may never fund the investment (in full or in part), which may result in the Fund not fully deploying its capital. There can be no assurance that the Fund will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on the Fund.

Risks Associated with Forming CLOs. To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers.

If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the shares.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests in the CLO.

The collateral manager for a CLO that we create may be the Fund, the Adviser or an affiliate, and such collateral manager may be entitled to receive compensation for structuring and/or management services. To the extent the Adviser or an affiliate other than the Fund serves as collateral manager and the Fund is obligated to compensate the Adviser or the affiliate for such services, we, the Adviser or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our shareholders, pay no additional fees to the Adviser or the affiliate in connection therewith. To the extent the Fund serves as collateral manager, the Fund will receive no fees for providing such collateral management services.

Covenant-Lite Loans. Although the Fund generally expects the transaction documentation of some portion of the Fund’s investments to include covenants and other structural protections, a portion of the Fund’s investments may be composed of so-called “covenant-lite loans.” Generally, covenant-lite loans either do not have certain maintenance covenants that would require the issuer to maintain debt service or other financial ratios or do not contain common restrictions on the ability of the issuer to change significantly its operations or to enter into other significant transactions that could affect its ability to repay such loans. Ownership of covenant-lite loans may expose the Fund to different risks, including with respect to liquidity, price volatility and ability to restructure loans, than is the case with loans that have financial maintenance covenants. As a result, the Fund’s exposure to losses may be increased, which could result in an adverse impact on the issuer’s ability to comply with its obligations under the loan.

Risks Associated with Investing in Equity. The Fund may make certain equity investments. The value of these securities generally will vary with the performance of the issuer and movements in the equity markets. As a result, the Fund may suffer losses if it invests in equity of issuers whose performance diverges from the Adviser’s expectations or if equity markets generally move in a single direction and the Fund has not hedged against such a general move. Equity investments generally will not feature any structural or contractual protections or payments that the Fund may seek in connection with its debt investments. In addition, investments in equity may give rise to additional taxes and/or risks and the Fund may hold these investments through entities treated as corporations for U.S. federal income tax purposes or other taxable structures which may reduce the return from such investments.

Risks Associated with Investing in Convertible Securities. Convertible securities are bonds, debentures, notes, preferred stocks or other securities that may be converted into or exchanged for a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security entitles its holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock, in each case, until the convertible security matures or is redeemed, converted or exchanged. Because of their embedded equity component, the value of convertible securities is sensitive to changes in equity volatility and price and a decrease in equity volatility and price could result in a loss for the Fund. The debt characteristic of convertible securities also exposes the Fund to changes in interest rates and credit spreads. The value of the convertible securities may fall when interest rates rise or credit spreads widen. The conversion value of a convertible security is determined by the market price of the underlying common stock. If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying common stock while holding a fixed income security. Generally, the amount of the premium decreases as the convertible security approaches maturity. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by the Fund is called for redemption, the Fund will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on the Fund’s ability to achieve its investment objective. The Fund’s exposure to these risks may be unhedged or only partially hedged.

Risks Associated with Investing in Structured Credit Instruments. The Fund may invest in structured credit instruments. Structured securities are extremely complex and are subject to risks related to, among other things, changes in interest rates, the rate of defaults in the collateral pool, the exercise of redemption rights by more senior tranches and the possibility that a liquid market will not exist in when the Fund seeks to sell its interest in a structured security.

Assignments and Participations. The Fund may acquire investments directly, by way of assignment or indirectly by way of participation. The purchaser of an assignment of a loan obligation typically succeeds to all the rights and obligations of the selling institution and becomes a lender under the loan or credit agreement with respect to the loan obligation. In contrast, participations acquired in a portion of a loan obligation held by a selling institution typically result in a contractual relationship only with such selling institution, not with the obligor. Therefore, holders of indirect participation interests are subject to additional risks not applicable to a holder of a direct assignment interest in a loan. In purchasing a participation, the Fund generally would have no right to enforce compliance by the obligor with the terms of the loan or credit agreement or other instrument evidencing such loan obligation, nor any rights of set-off against the obligor, and the Fund may not directly benefit from the collateral supporting the loan obligation in which it has purchased the participation. As a result, the Fund would assume the credit risk of both the obligor and the selling institution, which would remain the legal owner of record of the applicable loan. In the event of the insolvency of the selling institution, the Fund may be treated as a general creditor of the selling institution in respect of the participation, may not benefit from any set-off exercised by the selling institution against the obligor and may be subject to any set-off exercised by the obligor against the selling institution. Assignments and participations are typically sold strictly without recourse to the selling institution, and the selling institution generally will make no representations or warranties about the underlying loan, the portfolio companies, the terms of the loans or any collateral securing the loans. Certain loans have restrictions on assignments and participations which may negatively impact the Fund’s ability to exit from all or part of its investment in a loan. In addition, if a participation interest is purchased from a selling institution that does not itself retain any portion of the applicable loan, such selling institution may have limited interests in monitoring the terms of the loan agreement and the continuing creditworthiness of the borrower.

Risks Relating to Fraudulent Conveyances and Voidable Preferences by Issuers. Under U.S. legal principles, in a lawsuit brought by an unpaid creditor or representative of creditors of an issuer of indebtedness (including a bankruptcy trustee), if a court were to find that the issuer did not receive fair consideration or reasonably equivalent value for incurring the indebtedness or for granting security, and that after giving effect to such indebtedness or such security, the issuer (a) was insolvent, (b) was engaged in a business for which the remaining assets of such issuer constituted unreasonably small capital or (c) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could determine to invalidate and avoid, in whole or in part, the obligation underlying an investment of the Fund as a constructive fraudulent conveyance. The measure of insolvency for purposes of the foregoing will vary. Generally, an issuer would be considered insolvent at a particular time if the sum of its debts was then greater than all of its property at a fair valuation, or if the present fair saleable value of its assets was then less than the amount that would be required to pay its probable liabilities on its existing debts as they became absolute and matured. There can be no assurance as to what standard a court would apply to determine whether the issuer was “insolvent” after giving effect to the incurrence of the indebtedness in which the Fund invested or that, regardless of the method of valuation, a court would not determine that the issuer was “insolvent” upon giving effect to such incurrence.

In addition, it is possible a court may invalidate, in whole or in part, the indebtedness underlying an investment of the Fund as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the obligor or recover amounts previously paid by the obligor in satisfaction of such indebtedness. Moreover, in the event of the insolvency of an issuer of a portfolio company, payments made on its indebtedness could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year) before the portfolio company becomes a debtor in a bankruptcy case.

Even if the Fund does not engage in conduct that would form the basis for a successful cause of action based upon fraudulent conveyance or preference law, there can be no assurance as to whether any lending institution or other party from which the Fund may acquire such indebtedness, or any prior holder of such indebtedness, has not engaged in any such conduct (or any other conduct that would subject such indebtedness to disallowance or subordination under insolvency laws) and, if it did engage in such conduct, as to whether such creditor claims could be asserted in a U.S. court (or in the courts of any other country) against the Fund so that the Fund’s claim against the issuer would be disallowed or subordinated.

Risks Related to Bankruptcy. One or more of the issuers of an investment held by the Fund may become involved in bankruptcy or similar proceedings. There are a number of significant risks inherent in the bankruptcy process. First, many events in a bankruptcy are adversarial and beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a court would not approve actions which may be contrary to the interests of the Fund. Reorganizations can be contentious and adversarial. Participants may use the threat of, as well as actual, litigation as a negotiating technique. Second, the duration of a bankruptcy case can only be roughly estimated. The bankruptcy process can involve substantial legal, professional and administrative costs to the company and the Fund, it is subject to unpredictable and lengthy delays, and during the process the company’s competitive position may erode, key management may depart and the company may not be able to invest adequately. In some cases, the company may not be able to reorganize and may be required to liquidate assets. Any of these factors may adversely affect the return on a creditor’s investment. Third, U.S. bankruptcy law permits the classification of “substantially similar” claims in determining the classification of claims in a reorganization for purpose of voting on a plan of reorganization. Because the standard for classification is vague, there exists a significant risk that the Fund’s influence with respect to a class of securities can be lost by the inflation of the number and the amount of claims in, or other gerrymandering of, the class. Fourth, in the early stages of the bankruptcy process it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain administrative costs and claims that have priority by law over the claims of certain creditors (for example, claims for taxes) may be substantial. Fifth, a bankruptcy may result in creditors and equity holders losing their ranking and priority as such if they are considered to have taken over management and functional operating control of a debtor. Sixth, the Fund may purchase creditor claims subsequent to the commencement of a bankruptcy case, and it is possible that such purchase may be disallowed by a court if it determines that the purchaser has taken unfair advantage of an unsophisticated seller, which may result in the rescission of the transaction (presumably at the original purchase price) or forfeiture by the purchaser.

Further, several judicial decisions in the United States have upheld the right of borrowers to sue lenders or bondholders on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender or bondholder has violated an implied or contractual duty of good faith and fair dealing owed to the borrower or issuer or has assumed a degree of control over the borrower or issuer resulting in the creation of a fiduciary duty owed to the borrower or issuer or its other creditors or shareholders. Because of the nature of certain of the investments, the Fund could be subject to allegations of lender liability. Because of the potential of AB-PCI or its affiliates to have investments in several positions in the same, different or overlapping levels of a portfolio company’s capital structure, the Fund may be subject to claims from creditors of a portfolio company that the investments should be equitably subordinated to the payment of other obligations of the portfolio company by reason of the conduct of the Fund or AB and its affiliates. In addition, under certain circumstances, a U.S. bankruptcy court could also recharacterize claims held by the Fund as equity interests, and thereby subject such claims to the lower priority afforded equity claims in certain restructuring scenarios.

Exit Financing. The Fund may invest in portfolio companies that are in the process of exiting, or that have recently exited, the bankruptcy process. Post-reorganization securities typically entail a higher degree of risk than investments in securities that have not undergone a reorganization or restructuring. Moreover, post-reorganization securities can be subject to heavy selling or downward pricing pressure after the completion of a bankruptcy reorganization or restructuring. If the Adviser’s evaluation of the anticipated outcome of an investment situation should prove incorrect, the Fund could experience a loss.

Bankruptcy Involving Non-U.S. Companies. Investment in the debt of financially distressed companies domiciled outside the United States involves additional risks. Bankruptcy law and process may differ substantially from that in the United States, resulting in greater uncertainty as to the rights of creditors, the enforceability of such rights, reorganization timing and the classification, seniority and treatment of claims. In certain developing countries, although bankruptcy laws have been enacted, the process for reorganization remains highly uncertain, while other developing countries may have no bankruptcy laws enacted, adding further uncertainty to the process for reorganization.

Creditors’ Committee and/or Board Participation. In connection with some of the investments, the Fund may, but is not obligated to, seek representation on official and unofficial creditors’ committees and/or boards (or comparable governing bodies) of the portfolio companies. While such representation may enable the Adviser to enhance the value of the investments, it may also prevent the Fund from disposing of the investments in a timely and profitable manner, because serving on a creditors’ committee increases the possibility that the Fund will be deemed an “insider” or a “fiduciary” of the portfolio company. If the Adviser concludes that its obligations owed to the other parties as a committee or group member conflict with its duties owed to the Fund, it may resign from that committee or group, and the Fund may not realize the benefits, if any, of participation on the committee or group. If representation on a creditors’ committee or board causes the Fund or the Adviser to be deemed affiliates or related parties of the portfolio company, the securities of such portfolio company held by the Fund may become restricted securities, which are not freely tradable. Participation on a creditors’ committee and/or board representation may also subject the Fund to additional liability to which they would not otherwise be subject as an ordinary course, third-party investor. The Fund will indemnify the Adviser or any other person designated by the Adviser for claims arising from such board and/or committee representation, which could adversely affect the return on the investments. The Fund will attempt to balance the advantages and disadvantages of such representation when deciding whether and how to exercise its rights with respect to such portfolio companies, but changes in circumstances could produce adverse consequences in particular situations.

Investments in Portfolio Companies in Regulated Industries. Certain industries are heavily regulated. The Fund may make loans to borrowers operating in industries that are subject to greater amounts of regulation than other industries generally. These more highly regulated industries may include, among others, energy and power, gaming and healthcare. Investments in borrowers that are subject to a high level of governmental regulation pose additional risks relative to loans to other companies generally. Changes in applicable laws or regulations, or in the interpretations of these laws and regulations, could result in increased compliance costs or the need for additional capital expenditures. If a portfolio company fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines. A portfolio company also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. Governments have considerable discretion in implementing regulations that could impact a portfolio company’s business, and governments may be influenced by political considerations and may make decisions that adversely affect a portfolio company’s business. Additionally, certain portfolio companies may have a unionized workforce or employees who are covered by a collective bargaining agreement, which could subject any such portfolio company’s activities and labor relations matters to complex laws and regulations relating thereto. Moreover, a portfolio company’s operations and profitability could suffer if it experiences labor relations problems. A work stoppage at one or more of any such portfolio company’s facilities could have a material adverse effect on its business, results of operations and financial condition. Any such problems additionally may bring scrutiny and attention to the Fund, which could adversely affect the Fund’s ability to implement its investment objective.

Investments in Original Issue Discount and Payment-In-Kind Instruments. To the extent that we invest in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•
the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•
original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;
•
an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future base management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;
•
market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•
the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•
even if the conditions for income accrual under accounting principles generally accepted in the United States (“GAAP”) are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•
for accounting purposes, cash distributions to investors representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•
the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to maintain tax treatment as a RIC for U.S. federal income tax purposes; and
•
original issue discount may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

In addition, the part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that accrues prior to being received in cash, such as original issue discount, market discount, and income arising from debt instruments with PIK interest or zero coupon securities. If a portfolio company defaults on a loan that provides for such accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, and the Adviser will have no obligation to refund any fees it received in respect of such accrued income.

Risks Arising From Entering into a TRS Agreement. A total return swap (“TRS”) is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. For purposes of computing the Fund’s incentive fee on income and the incentive fee on capital gains, the calculation methodology will look through derivative financial instruments or swaps as if we owned the reference assets directly.

A TRS is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the TRS and the loans underlying the TRS. In addition, we may incur certain costs in connection with the TRS that could in the aggregate be significant. A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty.

Repurchase Agreements. Subject to our investment objective and policies, we may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by the Fund of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that the Fund will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). The Fund does not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, the Fund could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which the Fund seeks to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, the Fund generally will seek to liquidate such collateral. However, the exercise of the Fund’s right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, the Fund could suffer a loss.

Securities Lending Agreements. We may from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, would at least equal 150% (equivalent to $2 of debt outstanding for each $1 of equity) immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to brokers and other financial institutions that are believed by the Adviser to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If the Fund enters into a securities lending arrangement, the Adviser, as part of its responsibilities under the Advisory Agreement, will invest the Fund’s cash collateral in accordance with the Fund’s investment objective and strategies. The Fund will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to the Fund, as the lender, an amount equal to any dividends or interest received on the securities lent.

The Fund may invest the cash collateral received only in accordance with its investment objective, subject to the Fund’s agreement with the borrower of the securities. In the case of cash collateral, the Fund expects to pay a rebate to the borrower. The reinvestment of cash collateral will result in a form of effective leverage for the Fund.

Although voting rights or rights to consent with respect to the loaned securities pass to the borrower, the Fund, as the lender, will retain the right to call the loans and obtain the return of the securities loaned at any time on reasonable notice, and it will do so in order that the securities may be voted by the Fund if the holders of such securities are asked to vote upon or consent to matters materially affecting the investment. The Fund may also call such loans in order to sell the securities involved. When engaged in securities lending, the Fund’s performance will continue to reflect changes in the value of the securities loaned and will also reflect the receipt of interest through investment of cash collateral by the Fund in permissible investments.

Risks Relating to Certain Regulatory Matters

Regulations Governing the Fund’s Operation as a BDC. The Fund will not generally be able to issue and sell its Common Shares at a price below net asset value per share. The Fund may, however, sell Common Shares, or warrants, options or rights to acquire the Fund’s Common Shares, at a price below the then-current net asset value per share of the Fund’s Common Shares if the Fund’s Board determines that such sale is in the Fund’s best interests, and if investors approve such sale. In any such case, the price at which the Fund’s securities are to be issued and sold may not be less than a price that, in the determination of the Fund’s Board, closely approximates the market value of such securities (less any distributing commission or discount). If the Fund raises additional funds by issuing common shares or senior securities convertible into, or exchangeable for, its common shares, then the percentage ownership of investors at that time will decrease, and investors may experience dilution.

Investing a Sufficient Portion of Assets in Qualifying Assets. The Fund may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of the Fund’s total assets are qualifying assets.

The Fund believes that most of the investments that it may acquire in the future will constitute qualifying assets. However, the Fund may be precluded from investing in what it believes to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If the Fund does not invest a sufficient portion of its assets in qualifying assets, it could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent the Fund, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of its position) or could require the Fund to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If the Fund needs to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. The Fund may not be able to find a buyer for such investments and, even if a buyer is found, the Fund may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on the Fund’s business, financial condition, results of operations and cash flows.

If the Fund does not maintain its status as a BDC, it would be subject to regulation as a registered closed-end management investment company under the 1940 Act. As a registered closed-end management investment company, the Fund would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease its operating flexibility.

Incurrence of Significant Costs as a Result of Being an Exchange Act Reporting Company. If the Fund conducts a public offering and list its shares on a national securities exchange, it will be subject to the reporting requirements under the Exchange Act. As an Exchange Act reporting company, the Fund would incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC.

The Fund is not currently required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404 of that statute (“Section 404”), and the Fund will not be required to comply with certain of those requirements until it has been subject to the reporting requirements of the Exchange Act for a specified period of time. However, under current SEC rules, after listing the Fund will be required to report on its internal control over financial reporting pursuant to Section 404. The Fund will be required to review on an annual basis its internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in internal control over financial reporting. Accordingly, the Fund’s internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that the Fund will eventually be required to meet. In the event of a listing, the Fund will address its internal controls over financial reporting and establish formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Fund’s organization.

Prior to a listing, the Fund will begin the process of documenting its internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of internal controls over financial reporting. The Fund’s independent registered public accounting firm will not be required to formally attest to the effectiveness of its internal control over financial reporting until the later of the year following its first annual report required to be filed with the SEC, or the date the Fund is no longer an emerging growth company under the JOBS Act. Because the Fund does not currently have comprehensive documentation of its internal controls and has not yet tested any internal controls in accordance with Section 404, the Fund cannot conclude in accordance with Section 404 that it does not have a material weakness in internal controls or a combination of significant deficiencies that could result in the conclusion that the Fund has a material weakness in internal controls. After a listing, the Fund will, as a public entity, be required to complete its initial assessment in a timely manner. If the Fund is not able to implement the requirements of Section 404 in a timely manner or with adequate compliance following a listing, the Fund’s operations, financial reporting or financial results could be adversely affected. Matters impacting internal controls may cause the Fund to be unable to report its financial information on a timely basis and thereby subject the Fund to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of the Fund’s financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Fund and the reliability of the Fund’s financial statements. Confidence in the reliability of the Fund’s financial statements could also suffer if the Fund or its independent registered public accounting firm were to report a material weakness in the Fund’s internal controls over financial reporting.

New or Modified Laws or Regulations Governing our Operations may Adversely Affect our Business. The Fund’s portfolio companies and the Fund are subject to regulation by-laws at the U.S. federal, state, and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations, and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on the Fund’s business. The effects of such laws and regulations on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. President Biden may support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular.

Future legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress may negatively impact the operations, cash flows or financial condition of the Fund or its portfolio companies, impose additional costs on portfolio companies or the Fund intensify the regulatory supervision of the Fund or its portfolio companies or otherwise adversely affect the Fund’s business or the business of its portfolio companies. Laws that apply to the Fund, either now or in the future, are often highly complex and may include licensing requirements. The licensing process can be lengthy and can be expected to subject the Fund to increased regulatory oversight. Failure, even if unintentional, to comply fully with applicable laws may result in sanctions, fines, or limitations on the ability of the Fund or the Adviser to do business in the relevant jurisdiction or to procure required licenses in other jurisdictions, all of which could have a material adverse effect on the Fund. In addition, if the Fund does not comply with applicable laws and regulations, it could lose any licenses that it then holds for the conduct of its business and may be subject to civil fines and criminal penalties.

Additionally, changes to the laws and regulations governing Fund operations, including those associated with RICs, may cause the Fund to alter its investment strategy in order to avail itself of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to the Fund’s strategies and plans and may shift the Fund’s investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on the Fund’s results of operations and the value of an investor’s investment.

In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements that have taken effect in both the U.S. and in Europe may adversely affect or prevent the Fund from entering into securitization transactions. These risk retention rules will increase the Fund’s cost of funds under, or may prevent the Fund from completing, future securitization transactions. In particular, the U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization, such as CLOs, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. Given the more attractive financing costs associated with these types of debt securitizations as opposed to other types of financing available (such as traditional senior secured facilities), this increases our financing costs, which increases the financing costs ultimately be borne by the Fund’s investors.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of the Fund or otherwise adversely affect the Fund’s business, financial condition and results of operations.

Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations. There is significant uncertainty with respect to legislation, regulation and government policy at the federal level,as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business,financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Effect on the Fund of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The enactment of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other financial regulations curtailed certain investment activities of U.S. banks. As a result, alternative providers of capital (such as the Fund) were able to access certain investment opportunities on a larger scale. If the restrictions under the Dodd-Frank Act are curtailed or repealed, banks may be subject to fewer restrictions on their investment activities, thereby increasing competition with the Fund for potential investment opportunities. As a result, any changes to the Dodd-Frank Act may adversely impact the Fund.

Pay-to-Play Laws, Regulations and Policies. Many states, their subdivisions and associated pension plans have adopted so-called “pay-to-play” laws, rules, regulations or policies which prohibit, restrict or require disclosure of payments to, and/or certain contacts with, certain politicians or officials associated with public entities by individuals and entities seeking to do business with related entities, including seeking investments by public retirement funds in collective investment funds such as the Fund. The SEC also has adopted rules that, among other things, prohibit an investment adviser from providing advisory services for compensation with respect to a government plan investor for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates for certain elected offices. If the Adviser or the Adviser’s respective employees or affiliates violate such pay-to-play laws, rules, regulations or policies, such non-compliance could have an adverse effect on the Fund by, for example, providing the basis for the ability of such government-affiliated pension plan investor to cease funding its obligations to the Fund or to withdraw from the Fund.

Government Policies; Changes in Laws; International Trade. Governmental regulatory activity, especially that of the Board of Governors of the U.S. Federal Reserve System, may have a significant effect on interest rates and on the economy generally, which in turn may affect the price of the securities in which the Fund plans to invest. High interest rates, the imposition of credit controls or other restraints on the financing of takeovers or other acquisitions could diminish the number of merger tender offers, exchange offers or other acquisitions, and as a consequence have a materially adverse effect on the activities of the Fund. Moreover, changes in U.S. federal, state, and local tax laws, U.S. federal or state securities and bankruptcy laws or in accounting standards may make corporate acquisitions or restructurings less desirable or make risk arbitrage less profitable. Amendments to the U.S. Bankruptcy Code or other relevant laws could also alter an expected outcome or introduce greater uncertainty regarding the likely outcome of an investment situation.

In addition, governmental policies could create uncertainty for the global financial system and such uncertainty may increase the risks inherent to the Fund and its activities. For example, in March 2018, the United States imposed an additional 25% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products imported into the United States. Furthermore, in May 2019, the United States imposed a 25% tariff on certain imports from China, and China reacted with tariffs on certain imports from the United States. These tariffs and restrictions, as well as other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries, including imposing trade sanctions on certain U.S. products. A “trade war” of this nature has the potential to increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on imports and exports. Prospective Fund investors should realize that any significant changes in governmental policies (including tariffs and other policies involving international trade) could have a material adverse impact on the Fund and its investments.

EU General Data Protection Regulation. In Europe, the General Data Protection Regulation (“GDPR”) was made effective on May 25, 2018, introducing substantial changes to current European privacy laws. It has superseded the existing Data Protection Directive, which is the key European legislation governing the use of personal data relating to living individuals. The GDPR provides enhanced rights to individuals with respect to the privacy of their personal data and applies not only to organizations with a presence in the European Union which use or hold data relating to living individuals, but also to those organizations that offer services to individual European Union investors. In addition, although regulatory behavior and penalties under the GDPR remain an area of considerable scrutiny, it does increase the sanctions for serious breaches to the greater of €20 million or 4% of worldwide revenue, the impact of which could be significant. Compliance with the GDPR may require additional measures, including updating policies and procedures and reviewing relevant IT systems, which may create additional costs and expenses for the Fund and therefore the Fund investors. The Fund may have indemnification obligations in respect of, or be required to pay the expenses relating to, any litigation or action as a result of any purported breach of the GDPR. Fund investors other than individuals in the European Union may not be afforded the protections of the GDPR.

Risks Arising from Potential Controlled Group Liability. Under certain circumstances it would be possible for the Fund, along with its affiliates, to obtain a controlling interest (i.e., 80% or more) in certain portfolio companies. This could occur, for example, in connection with a work out of the portfolio company’s debt obligations or a restructuring of the portfolio company’s capital structure. Based on recent federal court decisions, there is a risk that the Fund (along with its affiliates) would be treated as engaged in a “trade or business” for purposes of ERISA’s controlled group rules. In such an event, the Fund could be jointly and severally liable for a portfolio company’s liabilities with respect to the underfunding of any pension plans which such portfolio company sponsors or to which it contributes. If the portfolio company were not able to satisfy those liabilities, they could become the responsibility of the Fund, causing it to incur potentially significant, unexpected liabilities for which reserves were not established.

Risks Related to Being an “Emerging Growth Company.” We will be and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) in which we have total annual gross revenue of at least $1.235 billion, or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we will rely on some or all of these exemptions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Risks Arising from Compliance with the SEC’s Regulation Best Interest. Broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonably available alternatives in the best interests of their clients. There are likely alternatives to us that are reasonably available to you, through your broker or otherwise, and those alternatives may be less costly or have a lower investment risk. Among other alternatives, listed BDCs may be reasonable alternatives to an investment in our Common Shares, and may feature characteristics like lower cost, less complexity, and lesser or different risks. Investments in listed securities also often involve nominal or zero commissions at the time of initial purchase. The impact of Regulation Best Interest on broker-dealers participating in our offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend this offering to retail customers. Under Regulation Best Interest, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers and their salespersons. If Regulation Best Interest reduces our ability to raise capital in this offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objective and would result in our fixed operating costs representing a larger percentage of our gross income.

Federal Income Tax Risks

RIC Qualification Risks. To maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Difficulty with Paying Required Distributions. For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus may become subject to corporate-level income tax. The resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Some Investments May be Subject to Corporate-Level Income Tax. We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

Certain Portfolio Investments May Present Special Tax Issues. We expect to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues. U.S. federal income tax rules are not entirely clear about certain issues related to such investments such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, to distribute sufficient income to preserve our tax status as a RIC and minimize the extent to which we are subject to U.S. federal income or excise tax.

Legislative or Regulatory Tax Changes Could Adversely Affect Investors. At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cyber Risk Management and Strategy

We have processes in place to assess, identify, and manage material risks from cybersecurity threats. Our business is dependent on the communications and information systems of the Adviser, AB and other third-party service providers. The Adviser manages our day-to-day operations and has implemented AB’s Information Security Program (“ISP”) that applies to the Fund and its operations.

We rely on the digital technology of AB and the Adviser to conduct our business operations and engage with our clients and business partners. The technology that AB, the Adviser, clients, and business partners rely upon becomes more complex over time as do threats to our business operations from cyber intrusions, denial of service attacks, manipulation and other cyber misconduct. Information Security is an ongoing process of exercising due care that is designed to protect corporate, client and employee information and systems from unauthorized access, destruction, disclosure, disruption and modification of use.

Through a combination of security, risk and compliance resources, AB implements information security through a dedicated ISP that is intended to identify, assess and manage material risks from cybersecurity threats applicable to the Fund, and which includes a focus on safeguarding information and assets from cyber threats, engaging in cyber threat monitoring and responding to actual or potential cyber incidents. Our ISP is led by AB’s Chief Information Security Officer (“CISO”) who actively partners with AB’s Chief Compliance Officer and Chief Risk Officer and, in turn, the Fund’s Adviser, Board and Chief Compliance Officer. Ultimately, we rely on AB’s full enterprise risk framework, which includes the ISP, information technology, business continuity, resiliency and cybersecurity risk, in combination with a broader risk management team, including AB’s Chief Security Officer.

AB’s CISO, with assistance from internal and external resources, is responsible for implementing and providing oversight of the ISP that applies to the Fund. The ISP employs a defense-in-depth strategy: an information assurance concept in which multiple layers of security controls are distributed throughout an operating environment. The concept manages risk with diverse defensive strategies, so that if one layer of defense fails, another layer of defense will attempt to compensate. The ISP features cybersecurity policies, standards and guidelines, committee governance, training, access controls and data controls.

The ISP, together with related risk and compliance resources, is designed to proactively manage the risk of threat from cybersecurity incidents through (i) implementing protocols to take cybersecurity considerations into account in adopting and onboarding our technology resources, (ii) monitoring IT controls to better ensure compliance with cybersecurity and other related legal and regulatory requirements, (iii) assessing adherence by critical and material third parties we partner with to ensure that the appropriate risk management standards are met, (iv) ensuring essential business functions remain available during a business disruption, and (v) regularly developing and updating response plans to address potential IT or cyber incidents should they occur. AB’s security, risk and compliance resources are designed to prioritize IT and cybersecurity risk areas, identify solutions that minimize such risks, pursue optimal outcomes and maintain compliance standards. We also rely on AB’s ISP to maintain an operation security function that has a real time response capability that triages potential incidents and triggers impact mitigation protocols.

Additionally, we rely on AB and the Adviser to utilize third parties to conduct periodic cybersecurity assessments, including assessments impacting the Fund, and AB’s internal audit function includes certain cyber risk audits as part of any overall risk audit. We rely on AB to review the recommendations and findings from those assessments and audits and implement corrective and other measures as appropriate and as may be relevant to the Fund. AB’s cybersecurity processes rely predominantly on internal resources, but also include important third party resources for certain matters, including the aforementioned assessments as well as our continuous cybersecurity threat monitoring and initial incident reporting system.

As part of the ISP that is applicable to the Fund, AB also performs cyber risk assessments on the Fund’s critical and material third party vendors during onboarding and periodically thereafter.

During the reporting period, we have not had a cybersecurity incident that has materially affected, or was reasonably likely to materially affect, the Fund, including our business strategy, results of operations or financial condition. There are risks from cybersecurity threats that if they were to occur could materially affect our business strategy, results of operations or financial condition, including as discussed in “Item 1A Risk factors – Cybersecurity” although we do not currently believe that such a result is reasonably likely.

Cyber Risk Governance

The Board provides strategic oversight over the Fund generally and has delegated oversight on cybersecurity matters to the Fund’s Audit Committee, including oversight of risks associated with cybersecurity threats. AB’s CISO, the Adviser’s Chief Compliance Officer and the Fund’s Chief Compliance Officer periodically report to the Audit Committee, which in turn reports to the Board on the status of AB’s ISP, cybersecurity risks, risk management policies and risk assessment initiatives. Such reports particularly emphasize any material risks concerning the Fund.

The Chief Compliance Officer of the Fund oversees the Fund’s risk management function generally and relies on the Adviser’s Chief Compliance Officer to assist with assessing and managing material risks from cybersecurity threats. The Adviser’s Chief Compliance Officer has 13 years of experience in the financial services industry, and during such time has acquired relevant experience overseeing and actively managing cybersecurity and information security programs for financial services companies with complex information systems. The Fund’s Chief Compliance Officer has been responsible for the general oversight function as Chief Compliance Officer to the Fund for 4 years and has worked in the financial services industry for 19 years, during which the Fund’s Chief Compliance Officer has gained expertise in assessing and managing risk applicable to the Fund.

Management is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Fund, including through the receipt of notifications from service providers and reliance on communications with ISP personnel of the Adviser and AB.

Item 2. Properties

The Fund maintains its principal executive office at 405 Colorado Street, Suite 1500, Austin, Texas 78701. We believe that our office facilities are suitable and adequate for our business as it is currently conducted. The Fund does not own any real estate.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities Share Issuances

The Offering consists of three classes of shares of our Common Stock, Class I shares, Class S shares, and Class D shares. The share classes have different ongoing shareholder servicing fees. Other than the differences in ongoing shareholder servicing and/or distribution fees, each class of Common Stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common stock.

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made.

The following table presents our monthly NAV per share for each of the classes of shares since our commencment of operations through December 31, 2024:

	Class S Shares	Class D Shares	Class I shares
April 30, 2024	—	—	25.00
Mary 31, 2024	—	—	25.26
June 30, 2024	—	—	25.66
July 31, 2024	—	—	25.83
August 31, 2024	—	—	26.16
September 30, 2024	—	—	25.10
October 31, 2024	—	—	25.08
November 30, 2024	—	—	25.07
December 31, 2024	—	—	25.36

Market Information

There is not currently and we do not expect there to be a public market for our shares.

Holders

As of March 31, 2025, there were two holders of record of our Class I common shares; there were no holders of record of our Class S or D common shares as of such date..

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Fund on its current reports on Form 8-K, the Fund did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the Fund’s financial condition and results of operations should be read in conjunction with the Fund’s consolidated financial statements and the related notes thereto contained elsewhere in this Annual Report on Form 10-K.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into an Amended and Restated Expense Support and Conditional Reimbursement Agreement with our Adviser. For additional information, see “Item 1. Financial Statements—Notes to Financial Statement—Note 3 Related Party Transactions – Expense Support and Conditional Reimbursement Agreement.”

Recent Developments

See “Item 1. Financial Statement—Notes to Financial Statement—Note 10. Subsequent Events” for a summary of recent developments.

Portfolio and Investment Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	As of December 31, 2024		As of December 31, 2023
Investments in Portfolio Companies	$(297,245,928)	(1)	$—
Draw Downs against Revolvers and Delayed Draw Term Loan	(6,147,846)		—
Principal Repayments	24,318,331	(2)	—
Sales	—		—
Net Repayments (Investments)	$(279,075,443)		$—

(1)
Includes investments in 82 portfolio companies.
(2)
Includes $1,658,448 in revolver and delayed draw term paydowns.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2024:

	As of December 31, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$278,279,616	95.66%	$278,885,527	95.66%	10.28%
Second Lien Junior Secured Debt	911,374	0.31%	891,979	0.31%	17.52%
Cash and Cash equivalents	11,736,791	4.03%	11,736,791	4.03%
Total	$290,927,781	100.00%	$291,514,297	100.00%

(1)
Based upon the par value of the Fund’s debt investments.

There were no investments held at December 31, 2023.

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of December 31, 2024 and December 31, 2023:

	As of December 31, 2024	As of December 31, 2023
Number of portfolio companies	82	-
Percentage of debt bearing a floating rate(1)	100%	-
Percentage of debt bearing a fixed rate(1)	—%	-

(1)
Measured on a fair value basis and excludes equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2024:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Performing	$279,190,990	100%	$279,777,506	100%
Non-accrual	$—	—%	$—	—%
Total	$279,190,990	100.00%	$279,777,506	100.00%

There were no investments held at December 31, 2023.

Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the management’s judgment, is likely to remain current. As of December 31, 2024, the Fund had twelve investments, with three issuers, that were on non-accrual status. As of December 31, 2023, the Fund had seven investments, with three issuers, that were on non-accrual status. As of December 31, 2023, the Fund had no performing and non-accrual debt investments.

The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, at amortized cost and fair value as of December 31, 2024 (with corresponding percentage of total portfolio investments):

	As of December 31, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Auto Components	5,434,876	1.95%	5,415,382	1.94%
Automobiles	5,426,579	1.94%	5,476,190	1.96%
Banks	4,695,000	1.68%	4,768,437	1.70%
Broadcast Service & Programs	992,506	0.36%	1,001,234	0.36%
Cable & Satellite Television	1,938,188	0.69%	1,949,007	0.70%
Capital Markets	788,370	0.28%	787,937	0.28%
Chemicals	5,483,868	1.96%	5,534,479	1.98%
Commercial Services & Supplies	16,638,898	5.96%	16,747,582	5.99%
Construction & Engineering	4,103,872	1.47%	4,122,642	1.47%
Diversified Consumer Services	16,996,164	6.09%	17,096,182	6.11%
Diversified Financial Services	15,219,946	5.45%	15,293,847	5.47%
Diversified Telecommunication Services	35,529,452	12.74%	35,648,949	12.73%
Food & Staples Retailing	2,042,680	0.73%	2,042,680	0.73%
Health Care Equipment & Supplies	5,452,178	1.95%	5,451,805	1.95%
Health Care Providers & Services	28,404,236	10.17%	28,270,547	10.10%
Health Care Technology	16,940,723	6.07%	17,021,475	6.08%
Hotels, Restaurants & Leisure	8,451,421	3.03%	8,494,105	3.04%
Insurance	14,479,711	5.19%	14,449,315	5.16%
Internet and Direct Marketing Retail	5,307,805	1.90%	5,372,093	1.92%
Leisure Products	1,152,782	0.41%	1,156,361	0.41%
Media	2,007,817	0.72%	2,016,550	0.72%
Pharmaceuticals	935,000	0.33%	938,228	0.34%
Property & Casualty Insurance	16,899,680	6.05%	16,953,870	6.06%
Professional Services	997,462	0.36%	999,601	0.36%
Real Estate Management & Development	7,337,921	2.63%	7,320,504	2.62%
Software	39,433,482	14.12%	39,285,662	14.04%
Technology Hardware, Storage & Peripherals	16,100,373	5.77%	16,162,842	5.78%
	$279,190,990	100.00%	$279,777,506	100.00%

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

Results of Operations

The following is a summary of the Fund’s operating results for the year ended December 31, 2024 and the period from June 8, 2023 (Inception) to December 31, 2023.

	For the Year Ended December 31, 2024	For the Period from June 8, 2023 (Inception) to December 31, 2023
Total investment income	$21,573,674	$—
Total expenses	16,121,981	518,733
Less: expenses reimbursed by the Adviser	(3,716,996)	(518,733)
Income tax expense, including excise tax	—	—
Net investment income after tax	9,168,689	—
Net realized and change in unrealized gains (losses) on investment transactions:	586,516	0
Net realized gain (loss) from:
Net realized and change in unrealized appreciation and depreciation on investments	—	—
Net increase in net assets resulting from operations	$9,755,205	$—

Investment Income

During the year ended December 31, 2024, the Fund’s investment income was comprised of $21,093,844 of interest income, which includes $682,869 from the net amortization of premium and accretion of discounts, $280,880 of payment-in-kind interest, and $198,950 of dividend income.

During the period from June 8, 2023 (Inception) to December 31, 2023 the Fund did not earn any investment income.

Operating Expenses

The composition of the Fund’s operating expenses for the year ended December 31, 2024 and the period from June 8, 2023 (Inception) to December 31, 2023 were as follows:

	For the Year Ended December 31, 2024	For the period from June 8, 2023 (Inception) to December 31, 2023
Interest and borrowing expenses	$10,003,159	$—
Organizational expense	851,735	518,733
Offering fee expense	1,048,958	—
Income-based incentive fee	619,135	—
Other expenses	605,979	—
Management fees	949,652	—
Professional fees	1,816,110	—
Trustees’ fees	153,938	—
Capital gains incentive fee	73,315	—
Total expenses	16,121,981	518,733
Income tax expense, including excise tax	—	—
Total expenses	$16,121,981	$518,733

Total operating expenses for the year ended December 31, 2024, increased by approximately $15,603,261 compared to the period from June 8, 2023 (Inception) to December 31, 2023. The increase in 2024 is attributable primarily to interest and borrowing expenses, higher base management fees and income-based incentive fees.

Interest and Borrowing Expenses

Interest and borrowing expenses include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Credit Facilities. Interest and borrowing expenses for the year ended December 31, 2024 was $10,003,159. The weighted average for the year ended December 31, 2024 was 8.69%. For the period from June 8, 2023 (Inception) to December 31, 2024 the Fund did not incur any interest and borrowing expenses.

Management Fee

The gross management fee expenses for the year ended December 31, 2024 was $949,652. For the period from June 8, 2023 (Inception) to December 31, 2023 the Fund did not incur any management fees.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the year ended December 31, 2024, the Fund had $586,516 in net change in unrealized appreciation on $279,777,506 of investments in 82 portfolio companies. Net change in unrealized appreciation for the year ended December 31, 2024, resulted from an increase in fair value, primarily due to positive valuation adjustments on level 3 securities.

During the period from June 8, 2023 (Inception) to December 31, 2023, the Fund the Fund did not incur any unrealized appreciation or deprecation.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the year ended December 31, 2024, the net increase in net assets resulting from operations was $9,755,205. Based on the weighted average shares outstanding for the year ended December 31, 2024, the Fund’s per share net increase (decrease) in net assets resulting from operations was $2.20 For the period from June 8, 2023 (Inception) to December 31, 2023 there was no change in net assets.

Cash Flows

For the year ended December 31, 2024, cash increased by $11,736,791. During the same period, the Fund used $152,781,114 in operating activities, primarily as a result of purchases of investments. During the year ended December 31, 2024, the Fund generated $164,517,905 from financing activities, primarily from borrowings on Notes, and issuance of Shares.

For the period from June 8, 2023 (Inception) to December 31, 2023 the Fund did not have any cash flows.

Hedging

The Fund may enter into interest rate, foreign exchange, and/or other derivative arrangements to hedge against interest rate, currency, and/or other credit related risks through the use of futures, options and forward contracts. These hedging activities will be subject to the applicable legal and regulatory compliance requirements; however, there can be no assurance any hedging strategy employed will be successful. The Fund may also seek to borrow capital in local currency as a means to hedging non-U.S. dollar denominated investments. For the year ended December 31, 2024 and the period from June 8, 2023 (Inception) to December 31, 2023, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

At December 31, 2024, and December 31, 2023 the Fund had $11,736,791 and $0 in cash and cash equivalents, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund intends to sell its shares on a continuous monthly basis at a per share price equal to the then-current NAV per share.

The Fund’s primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying AB-PCI (in its capacity as the Adviser and the Administrator) or AB High Yield), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Common Shares.

Cash and cash equivalents as of December 31, 2024, taken together with the Fund’s $82,500,000 undrawn amount on its Credit Facilities, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

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

As of December 31, 2024, the Fund has unfunded commitments to fund future investments in the amount of $23,965,461 and contractual obligations in the form of Credit Facilities of $172,750,000.

Equity Activity

The Fund can offer up to $1,000,000,000 of Common Shares in the Offering on a “best efforts” basis through AllianceBernstein Investments, Inc., the Managing Dealer, a registered broker-dealer.

On April 30, 2024, AB contributed $10,000 of capital to the Fund. In exchange for this contribution, AB received 400 Shares at $25 per Share.

During the year ended December 31, 2024, the Fund issued 4,595,000 Class I Shares at $25.00 per share. The Fund redeemed all of the Common Shares issued to AB and repaid AB $10,000.

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the year ended December 31, 2024:

Declaration Year	Class S Shares	Class D Shares	Class I shares
2024	-	-	8,163,477
2023	-	-	-

Reinvestment	Amount	Shares
2024	34,347	1,370

For the period from June 8, 2023 (Inception) through December 31, 2023 there were no distributions.

With respect to distributions, the Fund has adopted an “opt out” distribution reinvestment plan for shareholders (other than shareholders residing in certain states that require an “opt in” plan). As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the distribution reinvestment plan will have their dividends or distributions automatically reinvested in additional shares rather than receiving cash distributions. Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions. Shareholders located in Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington, as well as those who are clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan, will automatically receive their distributions in cash unless they elect to participate in our distribution reinvestment plan and have their cash distributions reinvested in additional Common Shares.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our shares of common stock during the year ended December 31, 2024:

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Amount	Percentage		Percentage
Source of Distributions
Cash flows used in operating activities (1)	$9,755,192	100%	-	0%
Net gains from investment realizations	-	0%	-	0%
Indebtedness	-	0%	-	0%
Total sources of distributions	$9,755,192	100%	-	0%

Year-to-date cash flows from operating activities	$9,755,192	100%	-	0%
Net gain on dispositions(1)	-	0%	-	0%

Share Repurchase Program

At the discretion of the Board, the Fund has commenced a share repurchase program in which the Fund may repurchase, in each quarter, up to 5% of the NAV of the Fund’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Fund’s liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase plan, to the extent the Fund offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at an Early Repurchase Deduction. The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders across all shares.

For the year ended December 31, 2024 and the period from June 8, 2023 (Inception) through December 31, 2023 there were no share repurchases completed.

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

As of December 31, 2024, the Fund had an aggregate principal amount of $172,750,000 of borrowings under the Credit Facilities and had an asset coverage ratio of 167.45%.

Critical Accounting Policies

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

The Fund may earn various fees during the life of the loans. Such fees include, but are not limited to, syndication, commitment, administration, prepayment and amendment fees, some of which are paid to the Fund on an ongoing basis. These fees and any other income are recognized as earned. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized up-front loan origination fees and unamortized discounts are recorded as interest income.

Costs associated with entering into an investment are included in the cost of the investment, and any costs incurred relating to an unconsummated investment are expensed.

Distributions received from an equity interest, limited liability company or a limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2024, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 300 basis points	(693,985)	(431,875)	(262,110)
Down 200 basis points	(2,775,940)	(1,727,500)	(1,048,440)
Down 100 basis points	(5,551,879)	(3,455,000)	(2,096,879)
Down 25 basis points	(8,327,819)	(5,182,500)	(3,145,319)
Up 100 basis points	2,775,940	1,727,500	1,048,440
Up 200 basis points	5,551,879	3,455,000	2,096,879
Up 300 basis points	8,327,819	5,182,500	3,145,319

The above outcomes are estimates based on models that use assumptions, and such assumptions may not hold true should any of the listed scenarios occur. The table should be read in conjunction with the “Forward-Looking Statements” section to this Quarterly Report.

Item 8. Consolidated Financial Statements and Supplementary Data

Information required by this Item is included beginning on page F-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

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

This annual report does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or an attestation report of the Fund’s registered public accounting firm due to a transition period established by rules of the SEC.

Changes in internal controls over financial reporting

There have been no changes in the Fund’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during the Fund’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board Purpose and Structure

The Fund’s business and affairs are managed under the direction of the Board. The Board is divided into three classes of trustees serving staggered three-year terms and consists of five members, three of whom are not “interested persons” of the Fund, the Adviser or their respective affiliates under Section 2(a)(19) of the 1940 Act. The Fund refers to these individuals as its “Independent Trustees.” The Board elects its officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly determinations of fair value of the Fund’s assets, corporate governance activities, oversight of the Fund’s financing arrangements and oversight of the Fund’s investment activities. Oversight of the Fund’s investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of the Fund’s investment activities. The Board anticipates reviewing risk management processes at both regular and special Board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with the Fund’s investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.

The Board has established an Audit Committee and a Nominating and Corporate Governance Committee, and may establish additional committees from time to time as necessary. The scope of the responsibilities assigned to each of these committees is discussed in greater detail below. J. Brent Humphries, an “interested person” of the Fund, serves as Chairman of the Board and President of the Fund. The Fund believes that Mr. Humphries’ history with the Adviser as its President and Chairman of the Investment Committee and his extensive knowledge of and experience in the financial services industry qualify him to serve as the Chairman of the Board. The Fund’s view is that it is best served through this existing leadership structure, as Mr. Humphries’ relationship with the Adviser provides an effective bridge and encourages an open dialogue between management and the Board, ensuring that both groups act with a common purpose. The Board does not have a lead Independent Trustee. The Fund is aware of the potential conflicts that may arise when a non-Independent Trustee is Chairman of the Board, but believes these potential conflicts are offset by its strong corporate governance practices. The Fund’s corporate governance practices include regular meetings of the Independent Trustees in executive session without the presence of interested Trustees and management and the establishment of an Audit Committee and a Nominating and Corporate Governance Committee, each of which is comprised solely of Independent Trustees.

Board Meetings and Attendance

During 2024, including both regularly scheduled and special meetings, the Board met a total of three times, the Audit Committee met a total of three times and the Nominating and Corporate Governance Committee met a total of two times. During 2024, none of the Fund’s Trustees attended fewer than 75% of the meetings of the Board. Additionally, in 2024, 100% of the members of the Audit Committee attended all of the meetings of such committee and 100% of the members of the Nominating and Corporate Governance Committee attended all of the meetings of such committee. During each meeting of the Audit Committee, the Audit Committee met privately with the Fund’s independent registered public accounting firm. All trustees are expected to attend at least 75% of the aggregate number of meetings of the Board and of the respective committees on which they serve. The Fund requires each trustee to make a diligent effort to attend all Board and committee meetings. The Fund does not have a formal policy regarding trustee attendance at an annual meeting of shareholders.

Board of Trustees and Executive Officers

Trustees

Under the Fund’s articles of incorporation, the Fund’s trustees are divided into three classes. At each annual meeting, directors are elected for staggered terms of three years, with the term of office of only one of these three classes of trustees expiring each year.

Each trustee will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualifies. Information regarding the Board is as follows:

Name	Age	Class	Position	Director Since	Expiration of Term
Interested Directors
J. Brent Humphries	57	Class I	President and Chief Executive Officer, Chairman and Trustee of AB Private Lending Fund President, AB Private Credit Investors LLC (Adviser)	2024	2025
Matthew Bass	46	Class II	Interested Trustee	2024	2026
Independent Directors
John G. Jordan	54	Class II	Trustee	2024	2026
Richard S. Pontin	71	Class III	Trustee	2024	2027
Terry Sebastian	57	Class I	Trustee	2024	2025

The address for each of the Fund’s directors is c/o AB Private Lending Fund, 405 Colorado Street, Suite 1500, Austin, Texas 78701.

Executive Officers Who Are Not Trustees

Name	Age	Executive Officer Since	Position
Wesley Raper	46	2024	Chief Financial Officer
Jennifer Friedland	50	2024	Chief Compliance Officer

Biographical Information

Trustees

The Fund’s trustees have been divided into two groups – interested trustees and independent trustees. An interested trustee is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.

Interested Directors

J. Brent Humphries, President and Chief Executive Officer, Chairman and Trustee. Mr. Humphries is the Fund’s President and Chief Executive Officer. He is also the President and Chairman of the Board of AB Private Credit Investors Corporation since 2016 and President of the Adviser, which is responsible for all investment decisions for the Fund. Brent Humphries joined AB in 2014 as a founding member and President of the Adviser, where he has primary responsibility for overseeing all aspects of the business, including chairing the investment committee, fundraising, investor relations, investment originations, structuring and underwriting, as well as ongoing portfolio management and compliance. He previously held the same position with Barclays Private Credit Partners LLC. Prior to joining Barclays, Humphries served as group head, generalist financial sponsor coverage for the Goldman Sachs Specialty Lending Group, and later led its structured private equity initiative. Before that, he served as a partner and managing director of the Texas Growth Fund and TGF Management Corp., a middle-market private equity fund and investment advisor, respectively. Humphries previously worked in leveraged finance with NationsBank and J.P. Morgan, and as a financial analyst with Exxon. He holds a B.B.A. in finance with an emphasis in accounting from the University of Oklahoma and an M.B.A. from the Harvard Business School. We believe that Mr. Humphries’ experience in middle market corporate credit is a significant competitive advantage for the Fund.

Matthew Bass, Trustee. Mr. Bass is Head of Private Alternatives and a member of AB’s Operating Committee and he has served as a trustee of AB CarVal Credit Opportunities Fund since 2023 and as a director of AB Private Credit Investors Corporation since 2016. As head of AB’s Private Alternatives strategic business unit, he is responsible for the leadership and strategic growth of the business, which includes all of AB’s private market investment strategies. Previously, Bass held various roles in the firm’s Alternatives business (including as head of Alternatives and Multi-Asset Business Development, and COO), where he was responsible for business strategy, sourcing of new investment teams, product development and capital raising. Prior to joining the firm in 2010, Bass was a program director at the United States Department of the Treasury, responsible for the design and implementation of various real estate and real estate capital-markets programs pursuant to the Troubled Asset Relief Program. Before that, he was a vice president at The Blackstone Group’s GSO Capital Partners unit. Bass began his career in the Financial Institutions Investment Banking Group at UBS. He holds a B.S. in Finance from Lehigh University. Mr. Bass has been a Trustee of the Fund since 2024 and was selected as a Trustee because of his prior leadership experience, significant investment knowledge and financial expertise.

Independent Trustees

John G. Jordan, Trustee. Mr. Jordan has served as a trustee of AB CarVal Credit Opportunities Fund since 2023, and as a director of AB Private Credit Investors Corporation since 2016. Mr. Jordan is President and a member of the Board of Directors of All Tune and Lube Holding, LLC, an automotive services franchisor. He is an Advisory Board Member of LBJ Family Partnership, a position he has held since 2021 and since 2018 a managing member of various closely held real estate and operating businesses. He has also been a member of the Finance Committee of Texas Tribune, Inc. since 2019. He was Chief Financial Officer of woombikes USA, LLC from 2019 to 2021 and an Advisory Board Member of LBJ Family Wealth Advisors from 2015 through 2021. From 2000 to 2015 he was President and a member of the Board of Directors of BusinesSuites, LP, which he grew into one of the largest regional coworking operators in North America. Mr. Jordan also served as the Treasurer and a member of the Board of Directors of Preferred Office Network, LLC from 2010 through 2015, and as a member of various non-profit entities. Prior to 2000, he held positions in finance and business development in financial services and technology firms. Mr. Jordan holds a B.B.A. and an M.B.A. from The University of Texas at Austin, where he was also a part-time lecturer in Entrepreneurial Finance from 2000 to 2006. Mr. Jordan has been an Independent Trustee of the Fund since 2024 and was selected as one of our Independent Trustees because of his prior board experience and financial expertise.

Richard S. Pontin, Trustee. Mr. Pontin has served as a trustee of AB CarVal Credit Opportunities Fund since 2023 and as a director of AB Private Credit Investors Corporation since 2016. From 2007 to 2017, he served as a member of the Board of Directors and audit committee of Tangoe, a leading provider of information Technology and telecom asset and financial management services for global enterprises. He previously served as Executive Chairman of Tangoe from 2007 to 2009 and as Chief Executive Officer and a member of the Board of Directors of its predecessor company, TRAQ Wireless, from 2004 to 2007. Mr. Pontin was a member of the Board of Directors and the Compensation Committee of PlumChoice Inc. from 2010 to 2018. Since 2002 Mr. Pontin has also been an advisor to private equity and venture capital companies and entrepreneurs. He has advised several firms, focusing on corporate strategy, business planning, competitive analysis, M&A due diligence, KPI/metric implementation, product planning, and interim Chief Executive Officer Management. Mr. Pontin was an Executive Partner at Teakwood Capital from 2011 to 2015. Between 2002 and 2011 Mr. Pontin served as the Chief Executive Officer of each of Airclic, Inc., Airband Communications, and Ionex Telecom. Prior to 2002, he served as President and Chief Operating Officer of Broadwing Communications and President and Chief Operating Officer of Cincinnati Bell, Inc., and held various positions at Nextel Communications, Bell South, MCI Communications, AT&T and Marion Laboratories. Mr. Pontin holds a B.S. in Biological Science and an M.B.A. from Drexel University, and is a member of the National Association of Corporate Directors, where he was recognized as the 2015 Governance Fellow for Excellence in Board Management and Governance. Mr. Pontin has been an Independent Trustee of the Fund since 2024, and was selected as one of our Independent Trustees because of his financial expertise and his significant leadership, corporate governance, management and advisory experience.

Terry Sebastian, Trustee. Mr. Sebastian has served as a trustee of AB CarVal Credit Opportunities Fund since 2023 and as a director of AB Private Credit Investors Corporation, since 2016. Mr. Sebastian is an Operating Partner with Lake Pacific Partners, a private equity investment firm based in Chicago, IL focused on investments in the food sector where he has been involved since 2000. At Lake Pacific, he has also served as a member of the investment committee, a board member or a senior executive in several portfolio companies including Innovative Freeze Dried Foods from 2019 to Present, Cal Pacific Specialty Foods from 2009 to 2017, Maxi Holdings from 2002 to 2011, Gladson from 2005 to 2011 and Teepak Holdings from 2001 to 2008. Since 2019, he has served as Chairman of Innovative Freeze Dried Foods. Beginning in January 2024, he has served as Chief Executive Officer of the Savannah Food Company. Prior to Lake Pacific, Mr. Sebastian was a senior vice president at Natural Nutrition Group from 1996 to 1999 and an executive at McCain Foods from 1993 to 1994. He began his career as a management consultant at Booz, Allen & Hamilton. Mr. Sebastian holds an M.B.A. from the Harvard Business School and a B.B.A. with High Honors from the University of Texas at Austin. From 2009 to 2011, he was an instructor at the Lundquist College of Business at the University of Oregon. Mr. Sebastian has been an Independent Trustee of the Fund since 2024 and was selected as one of the Fund’s Independent Trustees because of his prior board and management experience.

Executive Officers Who Are Not Trustees

Wesley Raper, Chief Financial Officer. Mr. Raper is the Fund’s Chief Financial Officer. He has also been the Chief Financial Officer of AB Private Credit Investors Corporation since 2016. Mr. Raper joined AB in 2014 as founding member and Chief Operating Officer of the Adviser, where he is involved in strategy and planning, operations, financing, accounting, portfolio analyses, cash management and compliance. He previously held the same role at BPCP from 2008 to 2014. Mr. Raper was a vice president in the Information Technology Group at Barclays LLC from 2000 to 2008. He holds an MEng from the University of Bristol and an M.S. in Finance from the Zicklin School of Business at Baruch College.

Jennifer Friedland, Chief Compliance Officer. Ms. Friedland joined AB in 2020. Since 2020, Ms. Friedland has served as Vice President and Director of Subadvisory Fund Compliance for sub-advised funds of AB. Ms. Friedland has also served as the Chief Compliance Officer of AB Private Credit Investors Corporation since 2021 and prior to serving as Chief Compliance Officer, served as the AB Private Credit Investors Corporation’s Deputy Chief Compliance Officer, since 2020. Beginning in 2023, Ms. Friedland also serves as the Chief Compliance Officer of the AllianceBernstein and Sanford C. Bernstein funds. Prior to joining AB, Ms. Friedland served as the Chief Compliance Officer of an SEC-registered investment adviser. Ms. Friedland received her J.D. from Southwestern Law School. She received her B.S. from the University of North Carolina – Charlotte.

Code of Ethics

The Fund and the Adviser each have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), respectively, that establishes procedures for personal investments and restricts certain transactions by the Fund’s personnel. The code of ethics applies to, among others, the Fund’s senior officers, including its Chief Executive Officer and its Chief Financial Officer, as well as every officer, trustee and employee of the Fund. The Fund’s codes of ethics generally do not permit investments by its employees in securities that may be purchased or held by the Fund. Persons subject to this code may invest in securities for their personal investment accounts so long as such investments are made in accordance with the code’s requirements. A copy of the Fund’s code of ethics is available to the Fund’s shareholders on the Fund’s website: www.alliancebernstein.com/corporate/management/corporate-governance.htm.

Insider Trading Policy

The Fund has adopted an insider trading policy applicable to the Fund’s and the Advisors’ directors and officers and employees, which is included within the Fund’s code of ethics which is filed as an exhibit to this Annual Report on Form 10-K.

Committees of the Board of Trustees

The Board has established an Audit Committee and a Nominating and Corporate Governance Committee and may establish additional committees in the future. The Fund does not have a compensation committee because its executive officers do not receive any direct compensation from the Fund. All trustees are expected to attend least 75% of the aggregate number of meetings of the Board and of the respective committees on which they serve. The Fund requires each trustee to make a diligent effort to attend all Board and committee meetings.

Audit Committee

The Audit Committee operates pursuant to a charter approved by the Board. The charter sets forth the responsibilities of the Audit Committee. A copy of the Audit Committee’s charter is available to shareholders on the Fund’s website. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging our independent registered public accounting firm, reviewing the plans, scope and results of the audit engagement with the Fund’s independent registered public accounting firm, approving professional services provided by the Fund’s independent registered public accounting firm (including compensation therefore), reviewing the independence of the Fund’s independent registered public accounting firm and reviewing the adequacy of the Fund’s internal controls over financial reporting. The Audit Committee will also have principal oversight of the valuation process used to establish the Fund’s NAV and for the determination the fair value of each of the Fund’s investments. The members of the Fund’s Audit Committee are Messrs. Jordan, Pontin and Sebastian, each of whom is an Independent Trustee for purposes of the 1940 Act and meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act. Mr. Pontin serves as Chair of the Audit Committee. The Board has determined that Mr. Pontin is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee operates pursuant to a charter approved by the Board. The charter sets forth the responsibilities of the nominating and governance committee, including making nominations for the appointment or election of Independent Trustees. The nominating and governance committee also has principal oversight over the process used to approve co-investments for the Fund. A copy of the Nominating and Corporate Governance Committee’s charter is available to shareholders on the Fund’s website. The members of the Nominating and Corporate Governance Committee are Messrs. Jordan, Pontin and Sebastian,

each of whom is an Independent Trustee for purposes of the 1940 Act. Mr. Jordan serves as Chair of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee is responsible for assisting the Board in carrying out its responsibilities with respect to governance of the Fund and the selection, nomination, evaluation and compensation of members of the Board in accordance with applicable laws, regulations and industry best practices. The Fund’s Nominating and Corporate Governance Committee may consider nominating an individual recommended by a shareholder for election as a director if such shareholder complies with the advance notice provisions of the Fund’s bylaws. Our bylaws provide that a shareholder who wishes to nominate a person for election as a Trustees at a meeting of shareholders must deliver written notice to our Corporate Secretary. This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act, and certain other information set forth in the bylaws. In order to be eligible to be a nominee for election as a Trustees by a shareholder, such potential nominee must deliver to our Corporate Secretary a written questionnaire providing the requested information about the background and qualifications of such person and a written representation and agreement that such person is not and will not become a party to any voting agreements, any agreement or understanding with any person with respect to any compensation or indemnification in connection with service on the Board, and would be in compliance with all of our publicly disclosed corporate governance, conflict of interest, confidentiality and share ownership and trading policies and guidelines. The Fund expects that the 2025 annual meeting of shareholders will be held in August 2025, but the exact date, time and location of such meeting have yet to be determined. Notices of intention to present proposals, including nomination of a director, at the 2025 annual meeting must be received by the Fund not earlier than the 150th day prior to the date of such annual meeting and not later than 5:00 p.m., Eastern Time, on the later of the 120th day prior to the date of such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made. The submission of a proposal does not guarantee its inclusion in the Fund’s proxy statement or presentation at the meeting unless certain securities law requirements are met. The Fund reserves the right to reject, rule out of order or take other appropriate action with respect to any proposal that does not comply with these and other applicable requirements. The Nominating and Corporate Governance Committee will consider and evaluate nominee candidates properly submitted by shareholders on the same basis as it considers and evaluates candidates recommended by other sources.

The Nominating and Corporate Governance Committee seeks candidates who possess the background, skills and expertise to make a significant contribution to the Board, the Fund and its shareholders. In considering possible candidates for election as a trustee, the Nominating and Corporate Governance Committee may take into account a wide variety of factors, including (but not limited to):

•
the candidate’s knowledge in matters relating to the investment company industry;
•
any experience possessed by the candidate as a director/trustee or senior officer of other public companies;
•
the candidate’s educational background;
•
the candidate’s reputation for high ethical standards and personal and professional integrity;
•
any specific financial, technical or other expertise possessed by the candidate, and the extent to which such expertise would complement the Board’s existing mix of skills and qualifications;
•
the candidate’s perceived ability to contribute to the on-going functions of the Board, including the candidate’s ability and commitment to attend meetings regularly, work collaboratively with other members of the Board and carry out his or her duties in the best interests of the Fund;
•
the candidate’s ability to qualify as an independent trustee for purposes of the 1940 Act and any other standards of independence that may be relevant to the Fund;
•
the extent to which the candidate’s background, skills, and experience would complement the background, skills, and experience of other nominees and contribute to the diversity of the Board; and
•
such other factors as the Nominating and Corporate Governance Committee determines to be relevant in light of the existing composition of the Board and any anticipated vacancies or other factors.

The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying trustee nominees. In determining whether to recommend a trustee nominee, the Nominating and Corporate Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the Board as a whole. The Nominating and Corporate Governance Committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending trustee nominees. The Nominating and Corporate Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting trustee nominees is consistent with the Nominating and Corporate Governance Committee’s goal of creating a Board that best serves the Fund’s needs and the interests of its shareholders. In addition, as part of the Board’s annual self-assessment, the members of the Nominating and Corporate Governance Committee will evaluate the membership of the Board and whether the Board maintains satisfactory policies regarding membership selection.

Communications Between Shareholders and the Board

Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual Trustees or any group or committee of Trustees, correspondence should be addressed to the Board or any such individual Trustees or group or committee of Trustees by either name or title. All such correspondence should be sent to AB Private Lending Fund, c/o AB Private Credit Investors LLC, 501 Commerce Street, Nashville, TN 37203, Attention: Chief Compliance Officer.

Item 11. Executive Compensation

The Fund does not currently have any employees and does not expect to have any employees. Services necessary for the Fund’s business will be provided by individuals who are employees of the Adviser, the Administrator or their respective affiliates, pursuant to the terms of the Advisory Agreement, the Administration Agreement and the Expense Reimbursement Agreement, as applicable. The Fund’s day-to-day investment and administrative operations will be managed by the Adviser and the Administrator. Most of the services necessary for the origination and administration of the Fund’s investment portfolio will be provided by investment professionals employed by the Adviser, the Administrator or their affiliates.

None of the Fund’s executive officers will receive direct compensation from the Fund. The Fund may reimburse the Adviser the allocable portion of the compensation paid by the Administrator (or its affiliates) to the Fund’s Chief Compliance Officer and Chief Financial Officer (based on the percentage of time such individuals devote, on an estimated basis, to the Fund’s business and affairs). The Administrator may waive or defer such expenses, including the allocable portion of the Compensation paid by the Administrator (or its affiliates). See “Business — Investment Advisory Agreement” and “Certain Relationships and Related Transactions, and Director Independence.”

Compensation of Trustees

No compensation is expected to be paid to the Fund’s trustees who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. For fiscal year 2024, each independent trustee received an annual retainer of $66,750. In addition, the Chair of the Fund’s Audit Committee received an annual retainer of $5,000. The Fund has obtained trustees’ and officers’ liability insurance on behalf of its trustees and officers. We also reimburse each of the Trustees for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

The table below sets forth the compensation received by each trustee for the fiscal year ended December 31, 2024 from (i) the Fund and (ii) all of the companies in the Fund Complex. “Fund Complex” is defined to include business development companies and registered investment companies that hold themselves out to investors as related companies for purposes of investment and investor services, or business development companies and registered investment companies advised by the Adviser, or that have an investment adviser that is an affiliated person of any other fund in the fund complex. Therefore, the Fund Complex consists of the Fund, AB Private Credit Investors Corporation and AB CarVal Opportunistic Credit Fund. The Fund’s trustees do not receive any retirement benefits from the Fund or any other member of the Fund Complex.

Name of Director	Fees Earned or Paid in Cash by the Fund ($)	Total Compensation from the Fund ($)	Total Compensation from the Fund Complex ($)
Interested Director
J. Brent Humphries	$—	$—	$—
Matthew Bass	$—	$—	$—
Independent Directors
John G. Jordan	$50,063	$66,750	$202,000
Richard S. Pontin	$53,813	$71,750	$204,000
Terry Sebastian	$50,063	$66,750	$190,000

Compensation and Insider Participation

The Fund does not have a compensation committee because the executive officers do not receive any direct compensation from the Fund. The Independent Trustees review their own compensation and recommend to the Board the appropriate level of compensation. This level of compensation may be adjusted from time to time. In conducting their review, the Independent Trustees use such information as they deem relevant, including compensation paid to directors or trustees of other BDCs of similar size and the time and effort required of the trustees in fulfilling their responsibilities to the Fund. The Board determines the compensation of the Independent Trustees.

Timing of Grants of Options The Fund did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2024. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of March 31, 2025, the beneficial ownership of each current trustee, the nominees for trustee, the Fund’s executive officers, each person known to the Fund to beneficially own 5.0% or more of the outstanding Shares, and the executive officers and trustees as a group.

The percentage ownership is based on Shares outstanding as of March 31, 2025. As of such date, there were no Shares subject to warrants or other convertible securities outstanding. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To the Fund’s knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all Shares beneficially owned.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percent of Class
Interested Directors
J. Brent Humphries	—	—
Matthew Bass	—	—
Executive Officers who are not Trustees
Wesley Raper	—	—
Jennifer Friedland	—	—
Independent Directors
John G. Jordan		—
Richard S Pontin	—	—
Terry Sebastian		—
All Trustees and Executive Officers as a Group (7 persons) (1)
Owners of 5% or more of the Fund’s common stock
AXA Equitable Financial Services LLC (2)	4,400,000	95.75%

(1)
The address for all of the Fund’s officers and Trustees is AB Private Lending Fund, c/o AB Private Credit Investors LLC, 405 Colorado Street, Suite 1500, Austin, TX 78701.
(2)
AXA Equitable Financial Services LLC (“Equitable Financial Services”) is an indirect wholly owned subsidiary of Equitable Holdings, Inc. Equitable Financial Services principal business office is located at 1345 Avenue of the Americas, New York, New York 10105.

Item 13. Certain Relationships and Related Transactions

Transactions with Related Persons; Review, Approval or Ratification of Transactions with Related Persons, Policies and Procedures for Managing Conflicts; Co-investment Opportunities

Certain members of the Adviser’s senior investment team and Investment Committee serve, or may serve, as officers, trustees, members or principals of entities that operate in the same or a related line of business as the Fund does, or of investment vehicles managed by the Adviser or AB with similar investment objectives. Similarly, the Adviser may have other clients with similar, different or competing investment objectives. See “Risk Factors — Allocation of Investment Opportunities and Related Conflicts — There are significant potential conflicts of interest which could impact the Fund’s investment returns.” As a result, members of the Adviser’s senior investment team, in their roles at the Adviser, may face conflicts in the allocation of investment opportunities among the Fund and other investment vehicles managed by the Adviser with similar or overlapping investment objectives in a manner that is fair and equitable over time and consistent with the Adviser’s allocation policy. Generally, when a particular investment would be appropriate for the Fund as well as one or more other investment funds, accounts or vehicles managed by the Adviser’s senior investment team, such investment will be apportioned by the Adviser’s senior investment team in accordance with (1) the Adviser’s internal conflict of interest and allocation policies, (2) the requirements of the Advisers Act and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates and consistent with the Order described below. Such apportionment may not be strictly pro rata, depending on the good-faith determination of all relevant factors, including differing investment objectives, diversification considerations and the terms of the Fund’s or the respective governing documents of such investment funds, accounts or investment vehicles. These procedures could, in certain circumstances, limit whether or not a co-investment opportunity is available to the Fund, the timing of acquisitions and dispositions of investments, the price paid or received by the Fund for investments or the size of the investment purchased or sold by the Fund. The Adviser believes that this allocation system is fair and equitable, and consistent with its fiduciary duty to the Fund. In particular, the Fund has disclosed to investors how allocation determinations are made among any investment vehicles managed by the Adviser.

The Fund may co-invest with investment funds, accounts and vehicles managed by the Adviser, where doing so is consistent with the Fund’s investment strategy as well as applicable law and SEC staff interpretations, as well as the exemptive order that the Fund and certain of its affiliates received from the SEC on August 6, 2018, which expands relief previously granted to the Fund on October 11, 2016, and which the Fund refers to as the “Order.” Absent the Order, the Fund’s ability to co-invest would have been more limited. The Order expands the Fund’s ability to co-invest in portfolio companies with Affiliated Funds, which the new exemptive relief defines to include affiliated managed accounts, in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, the Fund is permitted to co-invest with Affiliated Funds if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Fund’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Fund and its shareholders and do not involve overreaching in respect of the Fund or its shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Fund’s shareholders and is consistent with the Fund’s investment objective and strategies. The Fund intends to co-invest with Affiliated Funds, subject to the conditions included in the Order.

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

Mr. Humphries, the Fund’s President and Chairman of the Board, is a member of the Adviser’s Investment Committee, and the Fund’s Chief Financial Officer, Wesley Raper, and other members of the senior management and the Investment Committee of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Fund does, or of investment funds managed by the Adviser or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Fund’s best interest or in the best interest of its investors. The Fund’s investment objective may overlap with the investment objectives or such investment funds, accounts or other investment vehicles. For example, the Adviser concurrently manages accounts that are pursuing an investment strategy similar to the Fund’s strategy, and the Fund may compete with these and other entities managed by affiliates of the Adviser for capital and investment opportunities. As a result, those individuals at the Adviser may face conflicts in the allocation of investment opportunities between the Fund and other investment funds or accounts advised by principals of, or affiliated with, the Adviser.

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

Expense Support and Conditional Reimbursement Agreement

On October 28, 2024, the Fund entered into the Amended and Restated Expense Support and Conditional Reimbursement Agreement (as amended the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement, the Adviser is obligated to advance the Fund’s Operating Expenses (as defined below) (each, a “Required Expense Payment”) to the extent that such expenses exceed 1.00% (on an annualized basis) of the Fund’s NAV. Any Required Expense Payment must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds, and/or offset against amounts due from the Fund to the Adviser or its affiliates. For purposes hereof, “Operating Expenses” means all of the Fund’s operating costs and expenses incurred (including organization and offering expenses), as determined in accordance with GAAP for investment companies, less base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and borrowing costs.

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

Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Fund. The Adviser, for its services to the Fund, will be entitled to receive base management and incentive fees. In addition, under the Advisory Agreement and to the extent permitted by applicable law and in the discretion of the Board, the Fund indemnifies the Adviser and certain of its affiliates. See “Business — Investment Management and Advisory Agreement.”

For information regarding the independence of the Fund’s directors, see “Directors, Executive Officers and Corporate Governance.”

Item 14.Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

The following table shows the audit fees and non-audit related fees accrued or paid to PricewaterhouseCoopers LLP (“PwC”) for professional services performed for the Fund’s fiscal years ended December 31, 2024 and for the period from June 8, 2023 (Inception) through December 31, 2023:

	Fiscal Year Ended December 31, 2024	Period from June 8, 2023 (Inception) to December 31, 2023
Audit Fees	$300,000	$—
Audit Related Fees	$1,022,000
Tax Fees	-	—
All Other Fees	-	—
Total Fees	$1,322,000	$—

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of the Fund’s financial statements, review of financial statements included in the Fund’s Quarterly Reports on Form 10-Q and services that are normally provided by PwC in connection with statutory and regulatory filings.

Audit Related Fees. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Fund’s financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state, and local tax compliance and filings.

All Other Fees. All other fees would include fees for products and services other than the services reported above.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Fund maintains an auditor independence policy that, among other things, mandates that the Audit Committee review, negotiate and approve in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permissible non-audit services for the Fund, and for permissible non-audit services for the Adviser and any affiliates thereof that provide services to the Fund, if such non-audit services are directly related to the operations or financial reporting of the Fund. All of the audit and non-audit services described above for which fees were incurred by the Fund for the fiscal year ended December 31, 2024 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

Review and Discussion with Independent Registered Public Accounting Firm

The Audit Committee has reviewed the audited consolidated financial statements and met and held discussions with management regarding the audited consolidated financial statements, and the Audit Committee recommended the inclusion of the consolidated financial statements in this Annual Report on Form 10-K. Management has represented to the Audit Committee that the Fund’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. The Audit Committee received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by the applicable requirements of the Public Company Accounting Oversight Board and has discussed with the auditors the auditors’ independence.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

(a) Documents Filed as Part of this Report

The following consolidated financial statements are set forth in Item 8:

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Second Amended and Restated Declaration of Trust, dated July 23, 2024. (3)
3.2	Bylaws of the Fund. (1)
4.1	Description of Securities. *
4.2	Form of Subscription Agreement. (2)
4.3	Subscription Agreement, effective as of May 1, 2024, by and between the Fund and Equitable Financial Life Insurance Company. (1)
10.1	Amended and Restated Investment Advisory Agreement, dated August 7, 2024, by and between the Fund and the Adviser. (3)
10.2	Managing Dealer Agreement, dated August 7, 2024, by and between the Fund and the Managing Dealer. (3)
10.3	Form of Selected Intermediary Agreement.(1)
10.4	Distribution and Servicing Plan of the Registrant. *
10.5	Master Custodian Agreement, dated April 30, 2024, by and between the funds party thereto and State Street Bank and Trust Company. (1)
10.6	Administration Agreement, dated, August 7, 2024, by and between the Fund and the Administrator. (3)
10.7	Multiple Class Plan. (1)
10.8	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated October 28, 2024, by and between AB Private Lending Fund and AB Private Lending Fund, LLC. (4)
10.9	Asset Purchase Agreement, effective as of May 1, 2024, by and between Equitable Financial Life Insurance Company and the Fund. (1)
10.10

Senior Secured Credit Agreement, dated as of May 2, 2024, among the Fund, as Borrower, the Lenders party thereto, and the Bank of Nova Scotia, as Administrative Agent, and the Bank of Nova Scotia and MUFG Bank, Ltd., as Joint Lead Arrangers and Joint Bookrunners. (1)

10.11

Credit Agreement, dated as of May 2, 2024, among ABPLF SPV I LLC, as Borrower, the Lenders referred to therein, the Bank of Nova Scotia, as Administrative Agent, U.S. Bank Trust Company, National Association, as Collateral Agent and Collateral Administrator and U.S. Bank National Association, as Custodian. (1)

10.12	Collateral Management Agreement, dated as of May 2, 2024, by and between ABPLF SPV I LLC and the Adviser. (1)
14.1	Code of Ethics of the Fund and the Adviser. (1)
14.2	Code of Business Conduct and Ethics of AllianceBernstein L.P. (1)
19.1

Insider Trading Policy (Included in the Code of Ethics of the Fund and AB Private Credit Investors LLC and the Code of Business Conduct and Ethics of AllianceBernstein L.P.) (Incorporated by reference to Exhibit 14.1 and Exhibit14.2 to this Annual Report on Form 10-K)

21.1	Subsidiaries AB Private Lending Fund.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Presentation Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101*

* Filed herewith

(1)
Incorporated by reference to the Fund’s Registration Statement on Form N-2 (File No. 333-280361), filed on June 20, 2024 and incorporated herein by reference.
(2)
Incorporated by reference to the Fund’s Registration Statement on Form N-2 (File No. 333-280361), filed on June 25, 2024 and incorporated herein by reference.
(3)
Incorporated by reference to the Fund’s Quarterly Report on Form 10-Q (File No. 814-01744), filed on September 23, 2024 and incorporated herein by reference.
(4)
Incorporated by reference to the Fund’s Current Report on Form 8-K (File No. 814-01744) filed on October 29, 2024 and incorporated herein by reference.

Item 16 Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2025		AB PRIVATE Lending Fund

	By:	/s/ J. Brent Humphries
J. Brent Humphries President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2025	By:	/s/ J. Brent Humphries
J. Brent Humphries
President, Chief Executive Officer, Chairman and Trustee (Principal Executive Officer)

Date: March 31, 2025	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2025	By:	/s/ Matthew Bass
Matthew Bass
Trustee

Date: March 31, 2025	By:	/s/ John G. Jordan
John G. Jordan
Trustee

Date: March 31, 2025	By:	/s/ Richard S. Pontin
Richard S. Pontin
Trustee

Date: March 31, 2025	By:	/s/ Terry Sebastian
Terry Sebastian
Trustee

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of AB Private Lending Fund

Opinion on the Financial Statements

We have audited the accompanying 2024 consolidated financial statements of AB Private Lending Fund and its subsidiary and the 2023 financial statements of AB Private Lending Fund (collectively referred to as the “Fund”) which comprise the statement of assets and liabilities as of December 31, 2024 and 2023, including the schedule of investments as of December 31, 2024, and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2024 and for the period from June 8, 2023 (Inception) to December 31, 2023, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2024 and for the period from June 8, 2023 (Inception) to December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 by correspondence with the custodian, agent banks, brokers, and transfer agents; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 31, 2025

We have served as the auditor of one or more investment companies in the AllianceBernstein business development companies group since 2016.

Item 1. Consolidated Financial Statements

AB Private Lending Fund

Consolidated Statements of Assets and Liabilities

	As of December 31, 2024	As of December 31, 2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $279,190,990 and $0, respectively)	$279,777,506	$—
Total investments, at fair value (amortized cost of $279,190,990 and $0, respectively)	279,777,506	—
Cash and cash equivalents	11,736,791	—
Deferred financing cost	1,361,338	—
Deferred offering cost	534,442	617,381
Interest receivable	943,796	—
Prepaid expenses	61,458	—
Receivable for investments sold	2,920	—
Receivable due from Adviser (Note 2)	—	518,733
Total assets	$294,418,251	$1,136,114
Liabilities
Term loan payable (net of debt issuance costs of $972,384 and $0, respectively)	$124,027,616	—
Credit facility payable	47,750,000	—
Interest and borrowing expenses payable	1,756,459	—
Professional fees payable	354,708	—
Management fees payable	949,652	—
Incentive fee payable	692,450	—
Payable to Adviser	148,778	—
Accrued expenses and other liabilities	47,250	—
Administrator and custodian fees payable	161,300	—
Payable for investments purchased	1,938,188	—
Transfer agent fees payable	14,460	—
Offering cost payable	—	617,381
Organizational expense payable	—	518,733
Trustees’ fees payable	51,314	—
Total Liabilities	$177,892,175	$1,136,114
Commitments and contingencies (see Note 6)
Net Assets
Common shares, par value $0.01 per share (unlimited shares authorized, 4,595,221 and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively)	45,953	—
Paid-in capital in excess of par value	113,839,437	—
Distributable earnings (accumulated loss)	2,640,686	—
Total net assets	$116,526,076	$—
Total liabilities and net assets	$294,418,251	$1,136,114
Net asset value per share	$25.36	$—

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Statements of Operations

	For the year ended December 31, 2024	For the Period From June 8, 2023 (Inception), to December 31, 2023
Investment Income
From non-controlled/non-affiliated investments:
Interest income, net of amortization/accretion	$21,093,844	$—
Payment-in-kind interest	280,880	—
Dividend income	198,950	—
Total investment income	21,573,674	—
Expenses:
Interest and borrowing expenses	10,003,159	—
Organizational expense	851,735	518,733
Offering costs	1,048,958	—
Income-based incentive fee	619,135	—
Other expenses	605,979	—
Management fees	949,652	—
Professional fees	1,816,110	—
Trustees’ fees	153,938	—
Capital gains incentive fee	73,315	—
Total expenses	16,121,981	518,733
Less: expenses reimbursed by the Adviser	(3,716,996)	(518,733)
Net expenses	12,404,985	—
Net investment income	9,168,689	—
Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	—	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	586,516	—
Net realized and change in unrealized gains (losses) on investment transactions	586,516
Net increase in net assets resulting from operations	9,755,205	—
Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$2.07	$—
Earnings per share (basic and diluted):	$2.20
Weighted average shares outstanding:	4,439,657	—

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Statements of Changes in Net Assets

	Common Units Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at January 1, 2024	—	$—	$—	$—	$—
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	9,168,689	9,168,689
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	586,516	586,516
Capital transactions:
Issuance of common shares	4,594,251	45,943	114,864,057	—	114,910,000
Issuance of common shares pursuant to distribution reinvestment plan	1,370	14	34,334	—	34,348
Redemption of common shares	(400)	(4)	(9,996)	—	(10,000)
Distributions to shareholders	—	—	—	(8,163,477)	(8,163,477)
Total increase (decrease) for the year ended December 31, 2024	4,595,221	45,953	114,888,395	1,591,728	116,526,076
Tax reclassification of stockholders’ equity in accordance with GAAP			(1,048,958)	1,048,958
Net assets at December 31, 2024	4,595,221	$45,953	$113,839,437	$2,640,686	$116,526,076
Distributions per share	—	—	—	1.83	—

Net assets at June 8, 2023 (Inception)	—	$—	$—	$—	$—
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—
Net realized gain (loss) on investments				—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—
Capital transactions:
Issuance of common shares	—	—	—	—	—
Issuance of common shares pursuant to distribution reinvestment plan		—	—	—	—
Redemption of common shares	—	—	—	—	—
Distributions to shareholders				—	—
Total increase (decrease) for the period ended December 31, 2023	—	—	—	—	—
Net assets at December 31, 2023	—	$—	$—	$—	$—
Distributions declared per share	—	—	—	$—	—

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Statements of Cash Flows

	For the year ended December 31, 2024	For the Period from June 8, 2023 (Inception) to December 31, 2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$9,755,205	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:		—
Purchases of investments	(192,545,571)	—
Proceeds from sales of investments and principal repayments	24,318,330	—
Payment-in-kind investments	(280,880)	—
Net realized (gain) loss on investments	—
Net change in unrealized (appreciation) depreciation on investments	(586,516)	—
Amortization of premium and accretion of discount, net	(682,869)	—
Amortization of debt issuance and deferred financing costs	1,085,844	—
Amortization of deferred offering costs	1,048,958	—
Increase or decrease in operating assets and liabilities:	—
(Increase) decrease in interest receivable	(943,796)	—
(Increase) decrease in receivable for investments sold	(2,920)	—
(Increase) decrease in prepaid expenses	(61,458)	—
(Increase) decrease in receivable due from Adviser	518,733	(518,733)
(Increase) decrease in other assets		—
Increase (decrease) in interest and borrowing expenses payable	1,756,459	—
Increase (decrease) in organization expense payable	(518,733)	518,733
Increase (decrease) in payable to Adviser	148,778	—
Increase (decrease) in incentive fee payable	692,450	—
Increase (decrease) in management fees payable	949,652	—
Increase (decrease) in professional fees payable	354,708	—
Increase (decrease) in trustees’ fees payable	51,314	—
Increase (decrease) in accrued expenses and other liabilities	47,250	—
Increase (decrease) in administrator and custodian fees payable	161,300	—
Increase (decrease) in transfer agent fees payable	14,460	—
(Increase) decrease in deferred offering cost	617,381	(617,381)
Increase (decrease) in offering cost payable	(617,381)	617,381
Increase (decrease) payable for investments purchased	1,938,188	—
Net cash provided by (used for) operating activities	(152,781,114)	—
Cash flows from financing activities
Issuance of common shares	4,910,000	—
Distributions paid	(8,129,129)
Redemption of common shares	(10,000)	—
Financing costs paid	(3,419,566)	—
Borrowings on credit facilities	86,750,000	—
Repayments of credit facilities	(39,000,000)	—
Proceeds on term loans	125,000,000	—
Offering costs paid	(1,583,400)	—
Net cash provided by (used for) financing activities	164,517,905	—
Net increase in (decrease) in cash	11,736,791	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$11,736,791	$—
Supplemental and non-cash financing activities
Cash paid during the period for interest	$7,160,856	$—
Issuance of common shares in exchange for investments	$110,000,000	$—

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Investments at Fair Value 240.09%								(1)(2)(3)(4)
US Corporate Debt 233.71%
1st Lien/Senior Secured Debt 232.94%
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.70% (S + 5.25%; 0.75% Floor)	12/22/2027	2,874,708	2,826,132	2,831,589	(15)
AAH Topco, LLC	Health Care Providers & Services	Term Loan	9.70% (S + 5.25%; 0.75% Floor)	12/22/2027	2,583,346	2,539,695	2,544,596	(15)
AAH Topco, LLC	Health Care Providers & Services	Revolver	— (S + 5.25%; 0.75% Floor)	12/22/2027	0	(4,624)	(4,235)	(6)(7)(15)
Admiral Buyer, Inc.	Diversified Financial Services	Delayed Draw Term Loan	9.85% (S + 5.50%; 0.75% Floor)	5/8/2028	29,094	28,435	29,094	(6)(15)
Admiral Buyer, Inc.	Diversified Financial Services	Delayed Draw Term Loan	9.89% (S + 5.50%; 0.75% Floor)	5/8/2028	201,498	198,089	201,498	(15)
Admiral Buyer, Inc.	Diversified Financial Services	Revolver	— (S + 5.50%; 0.75% Floor)	5/8/2028	(0)	(7,149)	(0)	(6)(7)(15)
Admiral Buyer, Inc.	Diversified Financial Services	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	5/8/2028	3,995,398	3,935,113	3,995,398	(15)
Amercare Royal LLC	Commercial Services & Supplies	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	9/10/2030	0	0	0	(6)(15)
Amercare Royal LLC	Commercial Services & Supplies	Delayed Draw Term Loan	9.35% (S + 5.00%; 1.00% Floor)	9/10/2030	160,964	159,422	160,159	(15)
Amercare Royal LLC	Commercial Services & Supplies	Term Loan	9.35% (S + 5.00%; 1.00% Floor)	9/10/2030	1,010,705	1,000,770	1,005,651	(15)
Amercare Royal LLC	Commercial Services & Supplies	Revolver	9.35% (S + 5.00%; 1.00% Floor)	9/10/2030	125,402	123,973	124,653	(6)(15)
Ampler QSR Holdings LLC	Hotels, Restaurants & Leisure	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	7/21/2027	4,721,032	4,691,996	4,721,032	(15)
AppViewX, Inc.	Software	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/24/2031	(0)	(0)	(0)	(6)(15)
AppViewX, Inc.	Software	Revolver	— (S + 5.25%; 0.75% Floor)	12/24/2031	0	(997)	(997)	(6)(7)(15)
AppViewX, Inc.	Software	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	12/24/2031	797,342	789,369	789,369	(15)
ASURION CORPORATION	Property/Casualty Ins	Term Loan	8.62% (S + 0.00%)	8/19/2028	997,462	997,462	999,601	(10)(15)
Avalara, Inc.	Diversified Consumer Services	Revolver	— (S + 0.25%; 0.75% Floor)	10/19/2028	(0)	(0)	(0)	(6)(15)
Avalara, Inc.	Diversified Consumer Services	Term Loan	10.57% (S + 6.25%; 0.75% Floor)	10/19/2028	3,975,452	3,975,452	3,975,452	(15)
Avant Communications, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.00%; 1.00% Floor)	11/30/2026	(0)	(0)	(0)	(6)(15)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Avant Communications, LLC	Diversified Telecommunication Services	Term Loan	9.47% (S + 5.00%; 1.00% Floor)	11/30/2026	5,457,973	5,457,973	5,457,973	(15)
Azurite Intermediate Holdings, Inc.	Software	Delayed Draw Term Loan	10.85% (S + 6.50%; 0.75% Floor)	3/19/2031	2,090,347	2,061,387	2,090,347	(15)
Azurite Intermediate Holdings, Inc.	Software	Revolver	— (S + 6.50%; 0.75% Floor)	3/19/2031	0	(4,539)	0	(6)(7)(15)
Azurite Intermediate Holdings, Inc.	Software	Term Loan	10.85% (S + 6.50%; 0.75% Floor)	3/19/2031	919,753	906,872	919,753	(15)
Bonterra LLC	Diversified Financial Services	Term Loan	11.42% (S + 7.00%; 0.75% Floor)	9/8/2027	73,105	72,089	72,923	(15)
Bonterra LLC	Diversified Financial Services	Term Loan	11.32% (S + 7.00%; 0.75% Floor)	9/8/2027	2,677,494	2,666,396	2,670,800	(15)
Bonterra LLC	Diversified Financial Services	Revolver	11.32% (S + 7.00%; 0.75% Floor)	9/8/2027	110,486	109,787	110,055	(6)(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	1,829,481	1,817,418	1,806,612	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	712,890	708,189	703,979	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	813,484	808,311	807,383	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	928,979	922,854	917,367	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	1,173,394	1,165,931	1,158,726	(15)
Brightspot Buyer, Inc.	Media	Term Loan	11.11% (S + 6.50%; 0.75% Floor)	11/16/2027	345,334	338,803	340,154	(15)
Brightspot Buyer, Inc.	Media	Term Loan	11.11% (S + 6.50%; 0.75% Floor)	11/16/2027	1,704,996	1,672,748	1,679,421	(15)
Brightspot Buyer, Inc.	Media	Revolver	— (S + 6.50%; 0.75% Floor)	11/16/2027	(0)	(3,734)	(3,025)	(6)(7)(15)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Revolver	9.74% (S + 5.00%; 0.75% Floor)	6/30/2028	103,712	100,777	103,712	(6)(15)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	6/30/2028	1,802,273	1,778,880	1,802,273	(15)
Businessolver.com, Inc.	Professional Services	Delayed Draw Term Loan	9.92% (S + 5.50%; 0.75% Floor)	12/1/2027	110,144	110,144	110,144	(6)(15)
Businessolver.com, Inc.	Professional Services	Term Loan	9.92% (S + 5.50%; 0.75% Floor)	12/1/2027	3,082,876	3,082,876	3,082,876	(15)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	963,320	947,149	963,320	(15)
BV EMS Buyer, Inc	Health Care Technology	Revolver	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	64,544	63,077	64,544	(6)(15)
BV EMS Buyer, Inc	Health Care Technology	Delayed Draw Term Loan	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	1,298,162	1,275,543	1,298,162	(15)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	1,287,367	1,265,705	1,287,367	(15)
Cerifi, LLC	Banks	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/31/2028	2,593,001	2,515,046	2,580,036	(15)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Cerifi, LLC	Banks	Revolver	10.20% (S + 5.75%; 1.00% Floor)	4/1/2027	137,122	133,292	136,436	(15)
Community Based Care Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.67% (S + 5.25%; 1.00% Floor)	9/16/2027	811,163	797,742	807,107	(15)
Community Based Care Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.92% (S + 5.50%; 1.00% Floor)	9/16/2027	1,076,770	1,065,176	1,074,078	(15)
Community Based Care Acquisition, Inc.	Health Care Providers & Services	Term Loan	9.67% (S + 5.25%; 1.00% Floor)	9/16/2027	2,123,336	2,088,152	2,112,719	(15)
Community Based Care Acquisition, Inc.	Health Care Providers & Services	Revolver	— (S + 5.25%; 1.00% Floor)	9/16/2027	0	(5,368)	(1,664)	(6)(7)(15)
Datacor, Inc.	Chemicals	Delayed Draw Term Loan	— (S + 6.00%; 1.00% Floor)	3/13/2029	0	(6,190)	0	(6)(7)(15)
Datacor, Inc.	Chemicals	Term Loan	10.35% (S + 6.00%; 1.00% Floor)	3/13/2029	5,500,000	5,457,645	5,500,000	(15)
Datacor, Inc.	Chemicals	Revolver	10.35% (S + 6.00%; 1.00% Floor)	3/13/2029	34,479	32,413	34,479	(6)(15)
DeLorean Purchaser, Inc.	Health Care Technology	Revolver	— (S + 4.75%; 0.75% Floor)	12/16/2031	0	(1,957)	(1,957)	(6)(7)(15)
DeLorean Purchaser, Inc.	Health Care Technology	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	12/16/2031	869,565	856,522	856,522	(15)
EET Buyer, Inc.	Construction & Engineering	Term Loan	9.27% (S + 4.75%; 0.75% Floor)	11/8/2027	1,346,347	1,340,720	1,346,347	(15)
EET Buyer, Inc.	Construction & Engineering	Term Loan	9.27% (S + 4.75%; 0.75% Floor)	11/8/2027	2,776,295	2,764,692	2,776,295	(15)
EET Buyer, Inc.	Construction & Engineering	Revolver	— (S + 5.00%; 0.75% Floor)	11/8/2027	(0)	(1,540)	(0)	(6)(7)(15)
Exterro, Inc.	Software	Revolver	— (S + 5.50%; 1.00% Floor)	6/1/2027	(0)	(0)	(0)	(6)(15)
Exterro, Inc.	Software	Term Loan	10.11% (S + 5.50%; 1.00% Floor)	6/1/2027	3,635,986	3,635,986	3,635,986	(15)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	356,094	356,094	356,094	(15)
Foundation Risk Partners, Corp.	Insurance	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	88,112	88,112	88,112	(15)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	895,649	895,649	895,649	(15)
Foundation Risk Partners, Corp.	Insurance	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	4,118,084	4,118,084	4,118,084	(15)
Foundation Risk Partners, Corp.	Insurance	Revolver	— (S + 5.25%; 0.75% Floor)	10/29/2029	0	0	0	(6)(15)
Fusion Holding, Corp.	Software	Term Loan	10.57% (S + 6.25%; 0.75% Floor)	9/14/2029	5,458,228	5,458,228	5,308,127	(15)
Fusion Holding, Corp.	Software	Revolver	— (S + 6.25%; 0.75% Floor)	9/15/2027	(0)	(0)	(12,503)	(6)(7)(15)
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	85,696	84,484	85,482	(15)
GHA Buyer, Inc.	Health Care Technology	Delayed Draw Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	151,113	148,976	150,735	(15)
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	863,503	851,291	861,344	(15)
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	759,861	749,115	757,962	(15)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	143,217	141,191	142,859	(15)
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	738,627	728,180	736,780	(15)
Greenhouse Software, Inc.	Professional Services	Term Loan	10.57% (S + 6.25%; 1.00% Floor)	9/1/2028	5,500,000	5,475,973	5,500,000	(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.97% (S + 5.50%; 0.75% Floor)	6/1/2028	3,063,189	3,035,941	3,063,189	(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Term Loan	9.97% (S + 5.50%; 0.75% Floor)	6/1/2028	2,436,811	2,415,748	2,436,811	(15)
GS AcquisitionCo, Inc.	Diversified Financial Services	Revolver	— (S + 5.25%; 1.00% Floor)	5/25/2028	0	(130)	(77)	(6)(7)(15)
GS AcquisitionCo, Inc.	Diversified Financial Services	Delayed Draw Term Loan	9.57% (S + 5.25%; 0.75% Floor)	5/25/2028	9,057	9,057	9,057	(6)(15)
GS AcquisitionCo, Inc.	Diversified Financial Services	Term Loan	9.57% (S + 5.25%; 1.00% Floor)	5/25/2028	791,275	788,220	789,297	(15)
Higginbotham Insurance Agency, Inc.	Insurance	Term Loan	8.86% (S + 4.50%; 1.00% Floor)	11/24/2028	4,905,967	4,905,967	4,869,173	(15)
HireVue, Inc.	Diversified Financial Services	Revolver	11.29% (S + 6.75%; 1.00% Floor)	5/3/2029	343,801	339,063	338,393	(6)(15)
HireVue, Inc.	Diversified Financial Services	Term Loan	11.33% (S + 6.75%; 1.00% Floor)	5/3/2029	4,217,307	4,179,389	4,175,134	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Term Loan	10.22% (S + 5.75%; 1.00% Floor)	10/15/2027	1,051,510	1,051,510	1,051,510	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.22% (S + 5.75%; 1.00% Floor)	10/15/2027	663,261	663,261	663,261	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.22% (S + 5.75%; 1.00% Floor)	10/15/2027	989,507	986,230	989,507	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 5.75%; 1.00% Floor)	10/15/2027	0	(2,039)	0	(6)(7)(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Revolver	12.25% (S + 4.75%; 1.00% Floor)	10/15/2027	14,643	14,643	14,643	(6)(15)
Iodine Software, LLC	Health Care Technology	Delayed Draw Term Loan	9.60% (S + 5.25%; 1.00% Floor)	5/19/2027	3,047,848	3,047,848	3,047,848	(15)
Iodine Software, LLC	Health Care Technology	Revolver	— (S + 5.25%; 1.00% Floor)	5/19/2027	0	0	0	(6)(15)
Iodine Software, LLC	Health Care Technology	Term Loan	9.60% (S + 5.25%; 1.00% Floor)	5/19/2027	2,409,753	2,409,753	2,409,753	(15)
Joink, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	10/4/2030	(0)	(7,370)	(7,676)	(6)(7)(15)
Joink, LLC	Diversified Telecommunication Services	Term Loan	9.77% (S + 5.25%; 1.00% Floor)	10/4/2030	1,231,096	1,213,195	1,212,629	(15)
Joink, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.25%; 1.00% Floor)	10/4/2030	0	(1,264)	(1,316)	(6)(7)(15)
Labvantage Solutions Inc.	Pharmaceuticals	Revolver	9.58% (S + 5.25%; 1.00% Floor)	12/23/2030	26,691	25,394	25,624	(6)(8)(15)
LeadVenture, Inc.	Auto Components	Term Loan	9.35% (S + 5.00%; 0.75% Floor)	8/28/2026	4,863,826	4,844,724	4,827,347	(15)
LeadVenture, Inc.	Auto Components	Term Loan	9.35% (S + 5.00%; 0.75% Floor)	8/28/2026	561,111	558,908	556,903	(15)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
LeadVenture, Inc.	Auto Components	Term Loan	9.35% (S + 5.00%; 0.75% Floor)	8/28/2026	31,367	31,244	31,132	(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 4.50%; 0.75% Floor)	11/24/2031	(0)	(2,317)	(2,353)	(6)(7)(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Revolver	— (S + 4.50%; 0.75% Floor)	11/24/2031	(0)	(1,159)	(1,176)	(6)(7)(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Term Loan	9.01% (S + 4.50%; 0.75% Floor)	11/24/2031	411,765	407,710	407,647	(15)
Mastery Acquisition Corp.	Diversified Consumer Services	Term Loan	9.49% (S + 5.25%; 1.00% Floor)	9/7/2029	1,225,586	1,215,983	1,225,586	(15)
Mavenlink, Inc.	Professional Services	Revolver	11.03% (S + 2.00%; 0.75% Floor; 4.50% PIK)	6/3/2027	214,040	208,315	206,788	(6)(15)
Mavenlink, Inc.	Professional Services	Term Loan	11.17% (S + 2.00%; 0.75% Floor; 4.50% PIK)	6/3/2027	2,668,806	2,563,724	2,595,414	(15)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	10.59% (S + 5.75%; 1.00% Floor)	4/16/2027	4,391,180	4,356,036	4,391,180	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Delayed Draw Term Loan	10.42% (S + 6.00%; 0.75% Floor)	9/30/2027	432,535	419,926	427,128	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Term Loan	10.42% (S + 6.00%; 0.75% Floor)	9/30/2027	1,038,335	1,008,030	1,025,355	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Revolver	10.42% (S + 6.00%; 0.75% Floor)	9/30/2026	53,835	51,683	52,784	(6)(15)
Mist Holding Co.	Health Care Technology	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/23/2030	(0)	(1,363)	(1,363)	(6)(7)(15)
Mist Holding Co.	Health Care Technology	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/23/2030	0	(601)	(601)	(6)(7)(15)
Mist Holding Co.	Health Care Technology	Revolver	9.58% (S + 5.25%; 0.75% Floor)	12/23/2030	30,303	29,091	29,091	(6)(15)
Mist Holding Co.	Health Care Technology	Term Loan	9.60% (S + 5.25%; 0.75% Floor)	12/23/2030	485,909	481,050	481,050	(15)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Revolver	— (S + 6.25%; 1.00% Floor)	2/15/2029	0	(1,360)	(595)	(6)(7)(15)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Term Loan	10.22% (S + 5.75%; 1.00% Floor)	2/15/2029	3,783,126	3,760,785	3,773,668	(15)
Moon Buyer, Inc.	Software	Delayed Draw Term Loan	9.32% (S + 5.00%; 0.75% Floor)	4/21/2031	264,364	262,782	262,381	(15)
Moon Buyer, Inc.	Software	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	4/21/2031	2,863,496	2,846,335	2,842,020	(15)
Mr. Greens Intermediate, LLC	Food & Staples Retailing	Delayed Draw Term Loan	— (S + 6.25%; 1.00% Floor)	5/1/2029	0	0	0	(6)(15)
Mr. Greens Intermediate, LLC	Food & Staples Retailing	Term Loan	10.74% (S + 6.25%; 1.00% Floor)	5/1/2029	2,042,680	2,042,680	2,042,680	(15)
Mr. Greens Intermediate, LLC	Food & Staples Retailing	Revolver	— (S + 6.25%; 1.00% Floor)	5/1/2029	(0)	(0)	(0)	(6)(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	4/9/2029	(0)	(3,866)	(557)	(6)(7)(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	10.14% (S + 5.50%; 1.00% Floor)	4/9/2029	1,604,222	1,575,600	1,600,211	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	4/9/2029	259,316	254,682	258,667	(15)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.95% (S + 5.50%; 1.00% Floor)	4/9/2029	3,319,715	3,260,355	3,311,416	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Revolver	10.14% (S + 5.50%; 1.00% Floor)	4/9/2029	125,799	116,305	124,444	(6)(15)
Nasuni Corporation	Software	Revolver	— (S + 5.75%; 0.75% Floor)	9/10/2030	0	(4,496)	(4,737)	(6)(7)(15)
Nasuni Corporation	Software	Term Loan	10.17% (S + 5.75%; 0.75% Floor)	9/10/2030	1,515,838	1,494,108	1,493,100	(15)
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	762,693	753,621	756,973	(15)
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	— (S + 5.75%; 1.00% Floor)	3/17/2027	(0)	(6,907)	(0)	(6)(7)(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	314,476	310,736	312,118	(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	571,885	565,082	567,596	(15)
Navigate360, LLC	Diversified Consumer Services	Revolver	— (S + 5.75%; 1.00% Floor)	3/17/2027	0	(3,033)	(1,951)	(6)(7)(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	1,770,515	1,748,908	1,757,236	(15)
NC Topco, LLC	Banks	Delayed Draw Term Loan	— (S + 2.50%; 0.75% Floor)	8/29/2031	0	(1,853)	(2,920)	(6)(7)(15)
NC Topco, LLC	Banks	Revolver	— (S + 2.50%; 0.75% Floor)	9/1/2031	0	(1,484)	(1,168)	(6)(7)(15)
NC Topco, LLC	Banks	Term Loan	9.60% (S + 2.50%; 0.75% Floor; 2.75% PIK)	9/1/2031	1,362,549	1,346,137	1,352,330	(15)
NI Topco, Inc.	Diversified Telecommunication Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	12/28/2028	471,887	471,887	471,887	(15)
NI Topco, Inc.	Diversified Telecommunication Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	12/28/2028	3,262,080	3,262,080	3,262,080	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Delayed Draw Term Loan	9.45% (S + 5.00%; 0.75% Floor)	9/6/2028	1,286,022	1,251,384	1,266,731	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	9.45% (S + 5.00%; 0.75% Floor)	9/6/2028	359,991	350,545	354,591	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	9.45% (S + 5.00%; 0.75% Floor)	9/6/2028	97,729	95,165	96,263	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	9.45% (S + 5.00%; 0.75% Floor)	9/6/2028	1,302,277	1,268,107	1,282,743	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Revolver	— (S + 5.00%; 0.75% Floor)	9/6/2028	(0)	(5,027)	(2,961)	(6)(7)(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	9.45% (S + 5.00%; 0.75% Floor)	9/6/2028	2,410,889	2,347,631	2,374,726	(15)
OPOC Acquisition, LLC	Insurance	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	12/20/2030	(0)	(1,311)	(1,311)	(6)(7)(15)
OPOC Acquisition, LLC	Insurance	Term Loan	9.35% (S + 5.00%; 1.00% Floor)	12/20/2030	755,245	743,916	743,916	(15)
OPOC Acquisition, LLC	Insurance	Revolver	9.35% (S + 5.00%; 1.00% Floor)	12/20/2030	6,993	5,944	5,944	(6)(15)
Pace Health Companies, LLC	Health Care Providers & Services	Term Loan	9.72% (S + 5.25%; 1.00% Floor)	8/3/2026	2,782,656	2,782,656	2,782,656	(15)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Peter C. Foy & Associates Insurance Services, LLC	Insurance	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	11/1/2028	192,607	191,760	192,125	(15)
Peter C. Foy & Associates Insurance Services, LLC	Insurance	Delayed Draw Term Loan	9.82% (S + 5.50%; 0.75% Floor)	11/1/2028	2,707,524	2,695,634	2,700,755	(15)
Peter C. Foy & Associates Insurance Services, LLC	Insurance	Delayed Draw Term Loan	9.82% (S + 5.50%; 0.75% Floor)	11/1/2028	481,979	479,862	480,774	(15)
Ping Identity Holding Corp.	Software	Revolver	— (S + 4.75%; 0.75% Floor)	10/17/2028	0	0	0	(6)(15)
Ping Identity Holding Corp.	Software	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	10/17/2029	4,479,061	4,479,061	4,479,061	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	77,691	77,691	77,303	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	37,329	37,329	37,142	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	70,329	70,329	69,977	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	923,706	923,706	919,088	(15)
Priority OnDemand Midco 2, L.P.	Health Care Equipment & Supplies	Delayed Draw Term Loan	9.77% (S + 5.25%; 1.00% Floor)	7/17/2028	50,089	50,089	50,089	(6)(15)
Priority OnDemand Midco 2, L.P.	Health Care Equipment & Supplies	Term Loan	9.77% (S + 5.25%; 1.00% Floor)	7/17/2028	3,179,411	3,179,411	3,179,411	(15)
Ranger Buyer, Inc.	Commercial Services & Supplies	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	11/20/2028	5,457,908	5,409,830	5,457,908	(15)
Ranger Buyer, Inc.	Commercial Services & Supplies	Revolver	— (S + 4.75%; 0.75% Floor)	11/18/2027	0	(2,968)	0	(6)(7)(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.97% (S + 5.50%; 1.00% Floor)	6/18/2026	1,973,895	1,956,592	1,968,961	(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.97% (S + 5.50%; 1.00% Floor)	6/18/2026	1,226,320	1,214,571	1,223,254	(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Term Loan	9.97% (S + 5.50%; 1.00% Floor)	6/18/2026	2,257,639	2,237,600	2,251,995	(15)
REP TEC Intermediate Holdings, Inc.	Professional Services	Revolver	— (S + 5.00%; 1.00% Floor)	12/1/2027	(0)	(0)	(0)	(6)(15)
REP TEC Intermediate Holdings, Inc.	Professional Services	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	12/1/2027	5,458,649	5,458,649	5,458,649	(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	9/30/2031	0	(1,941)	(2,014)	(6)(7)(8)(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Term Loan	8.82% (S + 4.50%; 0.75% Floor)	9/30/2031	778,807	767,434	767,124	(8)(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Revolver	8.85% (S + 4.50%; 0.75% Floor)	3/30/2031	24,170	22,877	22,827	(6)(8)(15)
Saab Purchaser, Inc.	Banks	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/12/2031	(0)	(939)	(957)	(6)(7)(15)
Saab Purchaser, Inc.	Banks	Revolver	— (S + 5.00%; 0.75% Floor)	11/12/2031	0	(939)	(958)	(6)(7)(15)
Saab Purchaser, Inc.	Banks	Term Loan	9.52% (S + 5.00%; 0.75% Floor)	11/12/2031	712,766	705,740	705,638	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Delayed Draw Term Loan	8.82% (S + 4.50%; 1.00% Floor)	9/15/2028	1,053,642	1,053,642	1,045,740	(15)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Revolver	— (S + 4.50%; 1.00% Floor)	9/15/2028	0	0	(2,809)	(6)(7)(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	8.82% (S + 4.50%; 1.00% Floor)	9/15/2028	4,404,623	4,404,623	4,371,588	(15)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	1,633,346	1,633,346	1,633,346	(15)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	547,428	547,428	547,428	(15)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	474,585	474,585	474,585	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	10.42% (S + 5.50%; 1.00% Floor)	6/28/2028	358,850	357,016	321,171	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Revolver	10.10% (S + 5.50%; 1.00% Floor)	6/28/2028	322,658	322,658	288,779	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Term Loan	10.18% (S + 5.50%; 1.00% Floor)	6/28/2028	1,797,664	1,797,664	1,608,909	(15)
Sauce Labs Inc	Software	Revolver	10.68% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	757,970	745,491	740,915	(15)
Sauce Labs Inc	Software	Revolver	— (S + 5.50%; 1.00% Floor)	8/16/2027	(0)	(8,000)	(11,255)	(6)(7)(15)
Sauce Labs Inc	Software	Delayed Draw Term Loan	10.68% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	321,243	313,309	310,190	(6)(15)
Sauce Labs Inc	Software	Term Loan	10.68% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	2,913,608	2,865,746	2,848,052	(15)
Serrano Parent, LLC	Software	Revolver	— (S + 6.50%; 1.00% Floor)	5/13/2030	0	(9,647)	(10,820)	(6)(7)(15)
Serrano Parent, LLC	Software	Term Loan	10.92% (S + 6.50%; 1.00% Floor)	5/13/2030	5,500,000	5,399,429	5,390,000	(15)
Soladoc, LLC	Health Care Equipment & Supplies	Revolver	— (S + 5.00%; 0.75% Floor)	6/12/2028	0	(7,268)	(7,491)	(6)(7)(15)
Soladoc, LLC	Health Care Equipment & Supplies	Term Loan	9.39% (S + 5.00%; 0.75% Floor)	6/12/2028	2,304,698	2,229,945	2,229,795	(15)
Telcor Buyer, Inc.	Health Care Technology	Revolver	— (S + 4.25%; 1.00% Floor)	8/20/2027	0	(227)	0	(6)(7)(15)
Telcor Buyer, Inc.	Health Care Technology	Term Loan	8.70% (S + 4.25%; 1.00% Floor)	8/20/2027	2,960,596	2,954,520	2,960,596	(15)
Telesoft Holdings, LLC	Diversified Telecommunication Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	12/16/2026	1,415,838	1,411,524	1,408,759	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.73% (S + 6.00%; 1.00% Floor)	8/15/2025	228,143	227,579	228,143	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.73% (S + 6.00%; 1.00% Floor)	8/15/2025	367,385	366,476	367,385	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	10.67% (S + 6.00%; 1.00% Floor)	8/15/2025	760,336	758,444	760,336	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.66% (S + 6.00%; 1.00% Floor)	8/15/2025	405,271	404,269	405,271	(15)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	10.73% (S + 6.00%; 1.00% Floor)	8/15/2025	967,680	965,272	967,680	(15)
Thrive Buyer, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	10.47% (S + 6.00%; 1.00% Floor)	1/22/2027	3,980,783	3,980,783	3,980,783	(15)
Thrive Buyer, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	10.47% (S + 6.00%; 1.00% Floor)	1/22/2027	1,460,516	1,460,516	1,460,516	(15)
Thrive Buyer, Inc.	Technology Hardware, Storage & Peripherals	Revolver	11.73% (S + 6.00%; 1.00% Floor)	1/22/2027	33,296	33,296	33,296	(6)(15)
Towerco IV Holdings, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.20% (S + 3.75%; 1.00% Floor)	8/31/2028	6,155,393	6,155,393	6,155,393	(6)(15)
Transtelco Holding, Inc.	Diversified Telecommunication Services	Term Loan	10.61% (S + 6.25%; 0.50% Floor)	3/26/2026	1,493,347	1,490,851	1,489,614	(15)
Transtelco Holding, Inc.	Diversified Telecommunication Services	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	3/26/2026	2,162,496	2,148,028	2,151,684	(15)
Transtelco Holding, Inc.	Diversified Telecommunication Services	Term Loan	10.61% (S + 5.75%; 0.50% Floor)	3/26/2026	1,844,156	1,837,984	1,834,936	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	86,751	86,053	86,317	(15)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	729,844	723,979	726,195	(15)
Ungerboeck Systems International, LLC	Leisure Products	Revolver	— (S + 5.75%; 1.00% Floor)	4/30/2027	(0)	(136)	(87)	(6)(7)(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	182,804	181,335	181,890	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	123,810	122,815	123,191	(15)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	39,050	38,736	38,855	(15)
UNIVISION COMMUNICATIONS INC.	Broadcast Serv/Program	Term Loan	7.85% (S + 2.00%; 0.50% Floor)	1/31/2029	997,494	992,506	1,001,234	(10)(15)
Vectra AI, Inc.	Software	Delayed Draw Term Loan	9.98% (S + 5.25%; 1.00% Floor)	3/2/2028	534,780	523,469	525,899	(6)(15)
Vectra AI, Inc.	Software	Term Loan	9.97% (S + 5.25%; 1.00% Floor)	3/2/2028	2,770,990	2,732,021	2,743,280	(15)
Vectra AI, Inc.	Software	Revolver	— (S + 5.25%; 1.00% Floor)	3/2/2028	0	(1,340)	(1,414)	(6)(7)(15)
Vehlo Purchaser, LLC	Automobiles	Delayed Draw Term Loan	9.58% (S + 5.25%; 0.75% Floor)	5/24/2028	1,190,476	1,179,856	1,190,476	(15)
Vehlo Purchaser, LLC	Automobiles	Revolver	— (S + 5.25%; 0.75% Floor)	5/24/2028	(0)	(2,009)	(0)	(6)(7)(15)
Vehlo Purchaser, LLC	Automobiles	Term Loan	9.60% (S + 5.25%; 0.75% Floor)	5/24/2028	4,285,714	4,248,731	4,285,714	(15)
Velocity Holdco III Inc.	Commercial Services & Supplies	Term Loan	10.11% (S + 5.50%; 1.00% Floor)	4/22/2027	4,471,703	4,471,703	4,471,703	(15)
Veracross LLC	Diversified Consumer Services	Delayed Draw Term Loan	10.95% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	645,835	638,580	645,835	(15)
Veracross LLC	Diversified Consumer Services	Revolver	10.39% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	177,103	173,948	177,103	(6)(15)
Veracross LLC	Diversified Consumer Services	Term Loan	10.95% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	5,024,876	4,968,436	5,024,876	(15)
VIRGIN MEDIA BRISTOL LLC	Cable/Satellite TV	Term Loan	8.18% (S + 5.00%)	1/31/2029	950,000	936,938	946,067	(10)(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.76% (S + 5.25%; 0.75% Floor)	3/21/2031	603,347	587,415	603,347	(6)(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	3/21/2031	1,723,847	1,699,774	1,719,537	(15)

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Visionary Buyer, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.25%; 0.75% Floor)	3/21/2030	0	(5,743)	(1,078)	(6)(7)(15)
Wealth Enhancement Group, LLC	Diversified Financial Services	Revolver	— (S + 5.00%; 1.00% Floor)	10/2/2028	(0)	(43)	(0)	(6)(7)(15)
Wealth Enhancement Group, LLC	Diversified Financial Services	Delayed Draw Term Loan	9.55% (S + 5.00%; 1.00% Floor)	10/2/2028	2,376,082	2,376,082	2,376,082	(15)
Wealth Enhancement Group, LLC	Diversified Financial Services	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	10/2/2028	0	(645)	0	(6)(7)(15)
Wealth Enhancement Group, LLC	Diversified Financial Services	Delayed Draw Term Loan	9.55% (S + 5.00%; 1.00% Floor)	10/2/2028	526,193	526,193	526,193	(15)
Zendesk, Inc.	Software	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/22/2028	(0)	(0)	(0)	(6)(15)
Zendesk, Inc.	Software	Revolver	— (S + 5.00%; 0.75% Floor)	11/22/2028	(0)	(0)	(0)	(6)(15)
Zendesk, Inc.	Software	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	11/22/2028	4,948,908	4,948,908	4,948,908	(15)
Total U.S. 1st Lien/Senior Secured Debt						270,892,593	271,442,476

2nd Lien/Junior Secured Debt 0.77%
Symplr Software, Inc.	Health Care Technology	Term Loan	12.56% (S + 7.87%; 0.75% Floor)	12/22/2028	988,342	911,374	891,979	(15)
Total U.S. 2nd Lien/Junior Secured Debt						911,374	891,979
Total U.S Corporate Debt						271,803,967	272,334,455

Puerto Rico Corporate Debt 0.86%
1st Lien/Senior Secured Debt 0.86%
CORAL US CO BORROWER LLC	Cable/Satellite TV	Term Loan	7.45% (S + 3.00%)	9/23/2029	1,000,000	1,001,250	1,002,940	(10)(15)
Total Puerto Rico 1st Lien/Senior Secured Debt						1,001,250	1,002,940
Total Puerto Rico Corporate Debt						1,001,250	1,002,940

Canadian Corporate Debt 4.74%
Canadian 1st Lien/Senior Secured Debt 4.74%
Versaterm Public Safety Inc.	Commercial Services & Supplies	Delayed Draw	10.70% (S + 6.25%; 1.00% Floor)	12/4/2025	416,495	412,763	416,495	(8)(15)
Versaterm Public Safety Inc.	Commercial Services & Supplies	Term Loan	10.70% (S + 6.25%; 1.00% Floor)	12/4/2025	5,081,655	5,035,988	5,081,655	(8)(15)
Versaterm Public Safety Inc.	Commercial Services & Supplies	Revolver	12.75% (S + 5.25%; 1.00% Floor)	12/4/2025	29,357	27,416	29,357	(6)(8)(15)
Total Canada 1st Lien/Senior Secured Debt						5,476,167	5,527,507
Total Canadian Corporate Debt						5,476,167	5,527,507
UK Corporate Debt 0.78%
UK 1st Lien/Senior Secured Debt 0.78%
Labvantage Systems Limited	Pharmaceuticals	Term Loan	9.60% (S + 5.25%; 1.00% Floor)	12/23/2030	926,501	909,606	912,604	(8)(15)
Total UK 1st Lien/Senior Secured Debt						909,606	912,604
Total UK Corporate Debt						909,606	912,604

Total Investments 240.09%						279,190,990	279,777,506

Portfolio Company		Industry	Yield	Shares	Cost	Fair value	Footnotes
Cash Equivalents 9.29%
US BANK MMDA GCTS	N/A	Money Market Portfolio	3.73%	5,304,266	5,304,266	5,304,266	(9)(13)(15)
STATE STREET INSTITUTIONAL US	N/A	Money Market Portfolio	4.42%	5,517,240	5,517,240	5,517,240	(9)(13)(15)
Total Cash Equivalents					10,821,506	10,821,506
Cash 0.79%
US Dollar		USD		915,285	915,285	915,285
Total Cash					915,285	915,285
TOTAL CASH AND CASH EQUIVALENTS					11,736,791	11,736,791

LIABILITIES IN EXCESS OF OTHER ASSETS — (150.17%)						(174,988,221)

NET ASSETS — 100.00%						116,526,076

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
(3)
Percentages are based on net assets
(4)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to an interest rate floor. The borrower has an option to choose the benchmark rate, such as the Secured Overnight Financing Rate including adjustment, if any (“S”) or the U.S. Prime Rate (“P”). The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) at the borrower’s option. As of December 31, 2024, rates for 1M S, 3M S and 6M S are 4.33%,4.31%, and 4.25%, respectively. As of December 31, 2024, the P was 7.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2024.
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
(8)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of December 31, 2024, the aggregate fair value of these securities is $7,253,672 or 2.46% of the Fund’s total assets.
(9)
Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(10)
Categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(11)
Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value per share practical expedient
(12)
Aggregate gross unrealized appreciation for federal income tax purposes is $1,243,651; aggregate gross unrealized depreciation for federal income tax purposes is $657,135. Net unrealized appreciation is $586,516. As of December 31, 2024, the cost basis of investments owned was substantially identical for both book and tax purposes.
(13)
Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(14)
The rate shown is the annualized seven-day yield as of December 31, 2024.
(15)
Assets are pledged as collateral for the Credit Facilities (as defined below). See Note 4 “Borrowings.

P - Prime
PIK - Payment-In-Kind
S - SOFR

AB Private Lending Fund

Notes to Consolidated Financial Statements

as of December 31, 2024

1.
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

The Fund has the authority to issue an unlimited number of Common Shares, $0.01 per share par value. On April 30, 2024, AB contributed $10,000 of capital to the Fund. In exchange for this contribution, AB received 400 Common Shares at a purchase price of $25 per Common Share. On May 1, 2024, immediately prior to the acquisition of the Initial Portfolio (as defined in footnote 10), the Fund redeemed all of the Common Shares issued to AB and repaid AB $10,000 and the Fund issued 4,400,000 Class I shares at $25.00 per share to an affiliate of the Adviser.

The Fund’s fiscal year ends on December 31.

ABPLF SPV I LLC (“ABPLF”), a Delaware limited liability company formed during the year ended December 31, 2024, is 100% owned by the Fund and is consolidated in the Fund’s consolidated financial statements commencing from the date of its formation.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The Fund is an investment company under accounting principles generally accepted in the United States of America (“GAAP”) and follows the accounting and reporting guidance applicable to investment companies in Financial Accounting Standards Board (“FASB”) ASC 946, Financial Services – Investment Companies. The Fund has prepared the consolidated financial statements and related financial information pursuant to the requirements for reporting on Form 10-K and Articles 6 and 10 of Regulation S-X.

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

As of December 31, 2024, the Fund’s only consolidated subsidiary was ABPLF.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2024, the Fund did not have any non-accrual investments.

Credit Facility Related Costs, Expenses, Deferred Financing Costs and Unamortized Debt Issuance Costs

The Credit Facilities (as defined in Note 4) are recorded at carrying value, which approximates fair value due to floating interest rates that are based on an index plus spread, which is typically consistent with those demanded in the market.The estimate of the fair value of the Credit Facilities would be classified as level 3. Interest expense and unused commitment fees on the Credit Facilities are recorded on an accrual basis. Unused commitment fees are included in interest and borrowing expenses in the consolidated statements of operations. Deferred financing costs include capitalized expenses related to the closing of the Credit Facilities. Amortization of deferred financing costs is computed on the straight-line basis over the contractual term. The amortization of such costs is included in interest and borrowing expenses in the consolidated statements of operations, with any unamortized amounts included in deferred financing costs on the consolidated statements of assets and liabilities. Debt issuance costs relating to the term loans provided by the Credit Facilities are amortized on a straight-line basis over the contractual term and included in interest and borrowing expenses in the consolidated statements of operations. The unamortized debt issuance costs are included as a direct reduction of the carrying value of the Credit Facilities (i.e., a contra liability).

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

The Fund will elect to be treated and intends to continue to qualify for federal income tax purposes as a RIC under Subchapter M of the Code. So long as the Fund is able to maintain its status as a RIC, it will generally not be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to its shareholders, and any tax liability related to income earned by the Fund will represent obligations of the Fund’s investors and will not be reflected on the financial statements of the Fund. To qualify and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements, and distribute at least 90% of its annual investment company taxable income, which is generally its net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years for which it paid no U.S. federal income taxes. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. As of December 31, 2024, and December 31, 2023, the Fund had no excise tax.

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

Offering Cost and Organizational Expenses

Organization expenses include, among other things, the cost of incorporating the Fund and the cost of legal services and other fees pertaining to the Fund’s organization. These costs are expensed as incurred. For the year ended December 31, 2024, the Fund incurred organizational expenses of $851,735. For the period from June 8, 2023 (Inception) to December 31, 2023, the Fund incurred organizational expenses of $518,733.

Pursuant to the Fund’s Expense Support and Conditional Reimbursement Agreement, as defined below, the entire organizational expense payable was recorded as a receivable from Adviser as of December 31, 2023.

For the period from June 8, 2023 (Inception) to December 31, 2024, the Fund had not commenced its operations and did not incur offering expenses.

The Fund’s offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Fund’s registration statement (and any amendments or supplements thereto) relating to the Offering and associated marketing materials. For the year ended December 31, 2024, the Fund incurred offering expenses of $1,048,958. For the period from June 8, 2023 (Inception) to December 31, 2023, the Fund did not incur offering expenses. As of December 31, 2024 offering costs payable was $0, and have been recorded as an offering cost payable in statement of assets and liabilities. Offering expenses are recorded as deferred offering costs on the statement of assets and liabilities and then will be subsequently amortized to expense on the Fund’s statement of operations over 12 months from the commencement of operations.

New Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires enhanced disclosures about significant segment expenses. In addition, the ASU requires specific disclosures related to the title and position of the individual (or the name of the group or committee) identified as the Chief Operating Decision Maker (“CODM”); and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, under a retrospective approach. The Company adopted this ASU in the current year, and it did not have a material impact on the Fund's consolidated financial statements.

Segment Reporting

The Fund represents a single operating segment. An operating segment is defined in U.S. GAAP as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Fund’s Chief Financial Offier is the CODM. The CODM monitors the operating results of the Fund as a whole and the pre-determined Fund’s long term investment strategy, which is executed by the Fund management group. The qualitative and quantitative information contained within the financial statements is used by the CODM to assess the segments performance versus the Fund’s comparative benchmark and to make resource allocation decisions. Segment assets are reflected on the consolidated statement of assets and liabilities and segment expenses are listed on the consolidated statement of operations.

3. Related Party Transactions

Investment Advisory Agreement

On August 7, 2024, the Fund entered into an Amended and Restated Investment Advisory Agreement (the “Advisory Agreement”) with the Adviser, pursuant to which the Adviser manages the Fund on a day-to-day basis. The Adviser is responsible for determining the composition of the Fund’s portfolio, making investment decisions, monitoring the Fund’s investments, performing due diligence on prospective portfolio companies, exercising voting rights in respect of portfolio securities, obtaining and managing financing facilities and other forms of leverage and providing the Fund with such other investment advisory and related services as the Fund may, from time to time, reasonably require for the investment of capital

The Fund pays the Adviser a fee for its services under the Advisory Agreement consisting of two components, a management fee and an incentive fee. The cost of both the management fee and the incentive fee is ultimately borne by the shareholders.

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

Management Fee

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For the first calendar month in which the Fund has commenced the Offering, net assets are measured as of the date on which the Fund commenced the Offering.

For the year ended December 31, 2024, the Fund incurred management fees of $949,652 which remains payable as of December 31, 2024. For the period from June 8, 2023 (Inception) to December 31, 2023, the Fund did not incur any management fees.

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

The Fund incurred income-based incentive fees for the year ended December 31, 2024 of $619,135. The Fund did not incur any income-based incentive fees for the period from June 8, 2023 (Inception) to December 31, 2023.

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

For the year ended December 31, 2024 the Fund incurred capital gain incentive fees of $73,315. For the period from June 8, 2023 (Inception) to December 31, 2023, the Fund did not incur any capital gains incentive fees.

As of December 31, 2024, and December 31, 2023 incentive fee payable was $692,450 and $0, respectively.

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

Administration Agreement

On August 7, 2024, the Fund entered into an Administration Agreement with AB Private Credit Investors LLC (in its capacity as administrator, the “Administrator”). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Fund’s other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. The Fund also is liable to reimburse the Administrator for the Fund’s allocable portion of compensation of the Administrator’s personnel, including but not limited to: (i) the Fund’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Fund; and (iii) any internal audit group personnel of the Administrator or any of its affiliates. The Administrator may defer or waive rights to be reimbursed for the costs and expenses noted above including the Fund’s allocable portion of compensation of the Administrator’s personnel, subject to the limitations described in the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Fund will reimburse the Administrator for any services performed for the Fund by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator receives compensation for its sub-administrative services under a sub-administration agreement. For the year ended December 31, 2024 and the period from June 8, 2023 (Inception) to December 31, 2023, the Fund incurred administration expense fees of $161,300 and $0, respectively.

Costs and expenses of AB Private Lending Fund LLC in its capacity as both the Administrator and the Adviser that are eligible for reimbursement by the Fund are reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the

Administrator. The Fund does not reimburse the Administrator for any services for which it receives a separate fee, or for (a) rent, depreciation, utilities, capital equipment or other administrative items and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any controlling person of the Administrator. The Administrator does not charge the Fund any fees for its services as Administrator.

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

Expense Support and Conditional Reimbursement Agreement

On October 28, 2024, the Fund entered into the Amended and Restated Expense Support and Conditional Reimbursement Agreement (as amended the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement, the Adviser is obligated to advance the Fund’s Operating Expenses (as defined below) (each, a “Required Expense Payment”) to the extent that such expenses exceed 1.00% (on an annualized basis) of the Fund’s NAV. Any Required Expense Payment must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds, and/or offset against amounts due from the Fund to the Adviser or its affiliates. For purposes hereof, “Operating Expenses” means all of the Fund’s operating costs and expenses incurred (including organization and offering expenses), as determined in accordance with GAAP for investment companies, less base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and borrowing costs.

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

For the years ended December 31, 2024, and December 31, 2023 the Fund is entitled to reimbursements from the Adviser in the amount of $3,716,996 and $518,733 respectively, of which $0 remains outstanding as of December 31, 2024.

Transfer Agency Agreement

On August 7, 2024, the Fund and AllianceBernstein Investor Services, Inc. (“ABIS”), an affiliate of the Fund, entered into an agreement pursuant to which ABIS will provide transfer agent services to the Fund. The Fund bears the expenses related to the agreement with ABIS.

For the year ended December 31, 2024, the Fund incurred $14,460, in transfer agent fees. As of December 31, 2024 and December 31, 2023, $14,460 and $0, respectively, of accrued transfer agent fees remained payable. For the period from June 8, 2023 (Inception) to December 31, 2023, the Fund did not incur any transfer agent fees.

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

Ownership by Affiliates

As of December 31, 2024 Equitable Financial Life Insurance Company, an affiliated insurance company owned by Equitable Holdings, Inc. owned 4,400,000 class I shares of the Fund. This represents 95.75% of the outstanding class I shares as of December 31, 2024.

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

The Fund’s outstanding borrowings through the Credit Facilities as of December 31, 2024 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
Scotia Credit Facility	$75,000,000	$14,000,000	$61,000,000	$14,000,000
Scotia Term Loan	25,000,000	25,000,000	—	25,000,000
ABPLF Credit Facility	50,000,000	33,750,000	16,250,000	33,750,000
ABPLF Term Loan	100,000,000	100,000,000	—	100,000,000
Total	$250,000,000	$172,750,000	$77,250,000	$172,750,000

As of December 31, 2024 deferred financing costs and debt issuance costs were $1,361,338 and $972,384, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

Interest Expense on Borrowings

For the year ended December 31, 2024, and for the period from June 8, 2023 (Inception) to December 31, 2023 the components of interest and other debt expenses related to the borrowings were as follows:

	For the Year Ended December 31, 2024	For the Period from June 8, 2023 (Inception) to December 31, 2023
Interest and borrowing expenses	$8,776,447	$—
Commitment fees	140,868	—
Amortization of debt issuance and deferred financing costs	1,085,844	—
Total	$10,003,159	$—
Weighted average interest rate(1) (2)	8.69%	—
Average outstanding balance(2)	$172,444,672	$—

(1)
Calculated as the annualized amount of the stated interest and borrowing expense divided by average borrowings for the period.
(2)
Calculated for the period from initial drawdowns of the Credit Facilities through December 31,2024
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

In determining the fair value of the Fund’s Level 3 debt and equity positions, the Adviser and the independent valuation firms use the following factors where relevant: loan to value (“LTV”) based on an enterprise value determined using the original purchase price, public equity comparable, recent M&A transaction, and a discounted cash flow (“DCF”) analysis, and yields from comparable loans, comparable high yield bonds, high yield indexes and loan indexes (“comparable yields”). Due to the inherent uncertainty of valuations, however, estimated fair values may differ from the values that would have been used had a readily available market for the securities existed and the differences could be material

The following tables summarizes the valuation of the Fund’s investments as of December 31, 2024:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$10,821,506	$—	$—	$10,821,506
Total Cash Equivalents	$10,821,506	$—	$—	$10,821,506

Assets*
1st Lien/Senior Secured Debt	$—	$3,949,842	$274,935,685	$278,885,527
2nd Lien/Junior Secured Debt	—	—	891,979	891,979
Total	$—	$3,949,842	$275,827,664	$279,777,506
Total assets	$10,821,506	$3,949,842	$275,827,664	$290,599,012

* See consolidated schedule of investments for industry classifications.

There were no investments as of December 31, 2023.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2024:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Total
Balance as of January 1, 2024	$—	$—	$—
Purchases (including capitalized PIK)	297,991,400	901,862	298,893,262
Sales and principal repayments	(24,313,285)	—	(24,313,285)
Realized gain	—	—	—
Net amortization of premium/discount	673,345	9,512	682,857
Net change in unrealized appreciation (depreciation)	584,225	(19,395)	564,830
Balance as of December 31, 2024	$274,935,685	$891,979	$275,827,664
Change in unrealized appreciation (depreciation) for investments still held	584,225	(19,395)	564,830

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of December 31, 2024. There were no Level 3 investments as of December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of December 31, 2024	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	262,523,784	Market Yield Analysis	Market Yield	8.3% - 14.3% (10.0%)	Decrease
1st Lien/Senior Secured Debt	5,474,595	Expected Repayment	Redemption Price	N/A	Increase
1st Lien/Senior Secured Debt	6,937,306	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	891,979	Market Yield Analysis	Market Yield	16.3% - 16.3% (16.3%)	Decrease
Total Assets	$275,827,664

(1)
Weighted averages are calculated based on fair value of investments.
6.
Commitments and Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of December 31, 2024 the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement.

The Fund had the following unfunded commitments by investment types as of December 31, 2024. There were no unfunded commitments as of December 31, 2023.

		12/31/2024
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)
AAH Topco, LLC	REVOLVER	12/22/2027	278,117	(4,235)
Admiral Buyer, Inc	2024 DELAYED DRAW TERM LOAN	5/8/2028	87,727	—
Admiral Buyer, Inc	REVOLVER	5/8/2028	487,579	—
Amercaroyal LLC	2024 DELAYED DRAW TERM LOAN A	9/10/2026	232,088	—
Amercaroyal LLC	2024 REVOLVER	9/3/2030	24,332	(122)
AppViewX, Inc.	PIK DELAYED DRAW TERM LOAN	12/24/2031	102,990	—
AppViewX, Inc.	REVOLVER	12/24/2031	98,671	(997)
Avalara, Inc	REVOLVER	10/19/2028	397,545	—
Avant Communications, LLC	REVOLVER	11/30/2026	216,876	—
Azurite Intermediate Holdings, Inc	REVOLVER	3/19/2031	334,456	—
Banneker V Acquisition, Inc.	REVOLVER	12/4/2025	190,820	—
Bonterra LLC	REVOLVER	9/8/2027	61,993	(155)
Brightspot Buyer, Inc	REVOLVER	11/16/2027	198,639	(3,025)
BSI2 Hold Nettle, LLC	REVOLVER	6/30/2028	126,758	—
BusinesSolver.com, Inc.	2021 DELAYED DRAW TERM LOAN	12/1/2027	351,144	—
BV EMS Buyer, Inc.	2024 5TH AMENDMENT REVOLVER	11/23/2027	23,471	—
Community Based Care Acquisition, Inc.	REVOLVER	9/16/2027	331,096	(1,664)
Datacor, Inc.	2020 FIRST LIEN DDTL	12/29/2025	1,379,153	—
Datacor, Inc.	2020 REVOLVER	12/29/2025	241,352	—
Delorean Purchaser, Inc	REVOLVER	12/16/2031	128,478	(1,957)
EET Buyer, Inc.	REVOLVER	11/8/2027	379,836	—
Exterro, Inc.	REVOLVER	6/1/2027	311,967	—
Foundation Risk Partners, Corp.	2021 REVOLVER	10/29/2027	447,125	—
Fusion Holding Corp	REVOLVER	9/15/2027	442,161	(12,503)
GS AcquisitionCo, Inc.	2024 7TH SUPPLEMENTAL DDTL	5/25/2028	31,779	—
GS AcquisitionCo, Inc.	REVOLVER	5/25/2028	30,877	(77)
Hirevue, Inc.,	REVOLVER	5/3/2029	195,040	(1,970)
Honor HN Buyer, Inc	2024 4TH A DELAYED DRAW TL 4	10/15/2027	438,633	—
Honor HN Buyer, Inc	REVOLVER	10/15/2027	102,500	—
Iodine Software, LLC	REVOLVER	5/19/2027	372,658	—
Joink, LLC	DELAYED DRAW TERM LOAN	10/4/2030	1,015,800	(7,676)
Joink, LLC	REVOLVER	10/4/2030	86,411	(1,316)
LabVantage Solutions, Inc.	REVOLVER	11/22/2030	43,818	(667)
Livtech Purchaser, Inc.	2024 DELAYED DRAW TERM LOAN	11/24/2031	468,235	(2,353)
Livtech Purchaser, Inc.	2024 REVOLVER	11/24/2031	116,471	(1,176)
Mavenlink, Inc	REVOLVER	6/3/2027	48,297	(1,366)
Medical Management Resource Group, L.L.C.	2021 REVOLVER	9/30/2026	29,904	(379)
Mist Holding Co.	DELAYED DRAW TERM LOAN	12/18/2030	271,364	(1,364)
Mist Holding Co.	DELAYED DRAW TERM LOAN 2	12/18/2030	119,551	(601)
Mist Holding Co.	REVOLVER	12/18/2030	90,000	(909)
MMP Intermediate, LLC	REVOLVER	2/15/2027	237,383	(595)
Mr. Greens Intermediate, LLC	DELAYED DRAW TERM LOAN	5/1/2029	864,078	—
Mr. Greens Intermediate, LLC	REVOLVER	5/1/2029	345,631	—
MSP Global Holdings,Inc	2024 1ST AMENDMENT DDTL	4/9/2029	222,097	(557)
MSP Global Holdings,Inc	REVOLVER	4/9/2029	415,399	(1,041)
Nasuni Corporation	2024 REVOLVER	9/10/2030	311,063	(4,737)
Navigate360, LLC	2024 DELAYED DRAW TERM LOAN	3/17/2027	598,499	—
Navigate360, LLC	REVOLVER	3/17/2027	258,132	(1,951)
NC Topco, LLC	2024 PIK DELAYED DRAW TL	8/30/2031	386,422	(2,920)
NC Topco, LLC	2024 PIK REVOLVER	8/30/2031	154,569	(1,168)
NMI AcquisitionCo, Inc.	REVOLVER	9/6/2028	194,473	(2,962)
OPOC Acquisition, LLC	DELAYED DRAW TERM LOAN	12/2/2030	173,514	(1,311)
OPOC Acquisition, LLC	REVOLVER	12/2/2030	61,993	(944)
Ping Identity Corporation	2022 REVOLVER	10/17/2028	449,029	—
Priority Ondemand Midco 2,L.P	DELAYD DRAW TERM LOAN	7/17/2028	1,107,696	—
Ranger Buyer Inc	REVOLVER	11/18/2027	364,822	—
Rep Tec Intermediate Holdings,Inc.,	REVOLVER	12/1/2027	96,955	—
Ridge Trail US Bidco, Inc	DELAYED DRAW TERM LOAN	9/30/2031	266,540	(2,014)
Ridge Trail US Bidco, Inc	REVOLVER	3/31/2031	64,368	(980)
Saab Purchaser, Inc	DELAYED DRAW TERM LOAN	11/12/2031	190,532	(957)
Saab Purchaser, Inc	REVOLVER	11/12/2031	94,787	(957)
Sako and Partners Lower Holdings LLC	2022 REVOLVER	9/15/2028	371,734	(2,809)
Sauce Labs Inc	2022 PIK 2ND AMD INC DDTL	8/16/2027	555,975	(7,038)
Sauce Labs Inc	REVOLVER	8/16/2027	489,005	(11,256)
Serrano Parent, LLC	REVOLVER	5/13/2030	530,164	(10,820)
Soladoc, LLC	REVOLVER	6/12/2028	222,979	(7,490)
Telcor Buyer Inc	REVOLVER	8/20/2027	113,480	—
Thrive Buyer, Inc	REVOLVER	1/22/2027	16,648	—
Towerco IV Holdings, LLC	2023 LAST OUT DDTL	8/31/2028	268,396	—
Ungerboeck Systems International, LLC	REVOLVER	4/30/2027	17,473	(88)
Vectra AI, Inc	DELAYED DRAW TERM LOAN	3/1/2028	349,821	(3,534)
Vectra AI, Inc	REVOLVER	3/1/2028	139,928	(1,413)
Vehlo Purchaser, LLC	2022 REVOLVER	5/24/2028	238,095	—
Veracross LLC	REVOLVER	12/28/2027	142,785	—
Visionary Buyer LLC	DELAYED DRAW TERM LOAN	3/21/2031	1,120,500	—
Visionary Buyer LLC	REVOLVER	3/21/2030	429,884	(1,077)
Wealth Enhancement Group, LLC	2021 INCREMENTAL RC	10/4/2027	185,263	—
Wealth Enhancement Group, LLC	2024 13TH AMENDMENT DDTL	10/2/2028	258,051	—
Zendesk, Inc.	2024 1ST AMENDMENT REVOLVER	11/22/2028	497,725	—
Zendesk, Inc.	2024 INCRMENTL DELAYED DRAW TL	6/3/2027	1,208,761	—
Total			24,350,359	(113,131)

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

As of December 31, 2024, the cumulative amount subject to recoupment by the Adviser amounts to $4,235,729.

7.
Net Assets

Transactions in Shares

The following table summarizes the total shares issued and proceeds related to the Offering:

Share Issue Date	Shares Issued	Proceeds Received
For the Year Ended December 31, 2024
April 30, 2024	400	$10,000
May 1, 2024	4,399,600	$109,990,000
September 1, 2024	34,393	900,000
November 1, 2024	159,458	4,000,000
Total	4,593,851	$114,900,000

Distributions

Distributions to shareholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute monthly distributions to its shareholders. The Fund’s monthly distributions, if any, will be determined by the Board. Any distributions to the Fund’s shareholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared for the Fund's Class I shares during the year-ended December 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
9/27/2024	9/27/2024	10/23/2024	1.37	$6,076,005
10/30/2024	10/30/2024	11/20/2024	0.25	$1,097,956
11/28/2024	11/28/2024	12/18/2024	0.22	$989,516
				$8,163,477

Distribution Reinvestment Plan

On May 30, 2024, the Fund adopted a distribution reinvestment plan. See Note 2–Significant Accounting Policies–Distributions.

The following table summarizes the total shares reinvested as of December 31, 2024:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
11/28/2024	11/28/2024	12/2/2024	1,370	$34,348

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

8.
Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per Share for the years ended December 31, 2024, and December 31, 2023:

	For the year ended December 31, 2024	For the Period from June 8, 2023 (Inception) to December 31, 2023
Net increase (decrease) in net assets from operations	$9,755,205	$—
Weighted average common shares outstanding	4,439,657	—
Earnings per common share-basic and diluted	$2.20	$—

9. Tax Information

The tax character of distributions during the years ended December 31, 2024, and December 31, 2023 was as follows:

	For the year ended December 31, 2024	For the Period from June 8, 2023 (Inception) to December 31, 2023
Distributions paid from:
Ordinary Income	8,163,477	-
Net Long-Term Capital Gains	-	-
Total Taxable Distributions	8,163,477	-

As of December 31, 2024 and December 31, 2023 the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2024	December 31, 2023
Undistributed Ordinary Income – Net	$2,142,103	$—
Undistributed Long-Term Income – Net	—	—
Total Undistributed Earnings	2,142,103	—
Other Losses	—	—
Unrealized Earnings (Losses) – Net	586,516	—
Other Temporary Differences	(73,314)	—
Total Accumulated Earnings (Losses) – Net	$2,655,305	$—

The difference between GAAP-basis and tax basis unrealized gains (losses) is due to dividends payable and partnership basis adjustments.

In order to present certain components of the Fund’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Fund’s accounts. These reclassifications have no impact on the NAV of the Fund’s and result primarily from the re-designation of dividends and the tax treatment of fee income.

	December 31, 2024	December 31, 2023
Paid-in capital in excess of par	$(1,048,958)	$—
Accumulated undistributed net investment income (loss)	$899,219	$—
Accumulated net realized gain (loss)	$149,739	$—

ASC 740 provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Fund has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.

10. Initial Portfolio

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

11. Financial Highlights

Below is the schedule of financial highlights of the Fund for Class I shares for the year ended December 31, 2024:

Per Share Data: (1)
Net asset value, beginning of period	$25.00
Net investment income (loss)	2.07
Net realized and unrealized gains (losses) on investments	0.12
Net increase (decrease) in net assets resulting from operations	2.19
Distributions to shareholders	(1.83)
Net asset value, end of period	$25.36
Shares outstanding, end of period	4,595,221
Total return at net asset value before incentive fees(2)(3)	9.59%
Total return at net asset value after incentive fees(2)(3)	8.95%
Ratio/Supplemental Data:
Net assets, end of period	$116,526,076
Ratio of total expenses to weighted average net assets(4)	20.07%
Ratio of net expenses to weighted average net assets(4)	15.87%
Ratio of net investment income (loss) before waivers to weighted average net assets (4)	8.30%
Ratio of net investment income (loss) after waivers to weighted average net assets(4)	12.50%
Ratio of interest and credit facility expenses to weighted average net assets(4)	13.15%
Ratio of incentive fees to weighted average net assets(4)	0.61%
Portfolio turnover rate	8.86%
Asset coverage ratio(5)	167.45%

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

12. Subsequent Events

Subsequent events after the date of the Consolidated Statements of Assets and Liabilities have been evaluated through the date the consolidated financial statements were issued. The Fund has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements other than disclosed below.

On February 24, 2025 ABPLF SPV I LLC entered in to an amendment to the AB Umbrella facility. The amendment: (i) increased the total commitment by $20,000,000 and (ii) repriced the facility to S+205, previously S+250.