Form 10-Q
period 2025-03-31
AB Private Lending Fund
filed 2025-05-15
CIK 1982701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01744

AB Private Lending Fund

(Exact name of registrant as specified in its charter)

Delaware	93-6555027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Colorado Street, Suite 1500

Austin, TX 78701

(Address of principal executive offices) (Zip Code)

(512) 721-2900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
—		—

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 15, 2025, was 4,700,238, 0, and 0 of Class I, Class S and Class D common shares, respectively.

AB PRIVATE LENDING FUND

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

Item 1. Consolidated Financial Statements

AB Private Lending Fund

Consolidated Statements of Assets and Liabilities

	As of March 31, 2025 (unaudited)	As of December 31, 2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $266,770,364 and $279,190,990, respectively)	$267,367,277	$279,777,506
Total investments, at fair value (amortized cost of $266,770,364 and $279,190,990, respectively)	267,367,277	279,777,506
Cash and cash equivalents	21,453,050	11,736,791
Deferred financing cost	1,253,305	1,361,338
Deferred offering cost	133,611	534,442
Interest receivable	967,471	943,796
Prepaid expenses	24,583	61,458
Receivable for investments sold	—	2,920
Receivable due from Adviser	484,439	—
Total assets	$291,683,736	$294,418,251
Liabilities
Term loan payable (net of debt issuance costs of $895,217 and $972,384, respectively)	$134,104,783	$124,027,616
Credit facility payable	32,750,000	47,750,000
Income distribution payable	951,372	—
Interest and borrowing expenses payable	1,539,272	1,756,459
Professional fees payable	603,546	354,708
Management fees payable	1,314,784	949,652
Incentive fee payable	988,851	692,450
Payable to Adviser	—	148,778
Accrued expenses and other liabilities	96,408	47,250
Administrator and custodian fees payable	221,370	161,300
Payable for investments purchased	—	1,938,188
Transfer agent fees payable	20,424	14,460
Organizational expense payable	—	51,314
Total Liabilities	$172,590,810	$177,892,175
Commitments and contingencies (see Note 6)
Net Assets
Common shares, par value $0.01 per share (unlimited shares authorized, 4,698,131 and 4,595,221 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	46,982	45,953
Paid-in capital in excess of par value	116,447,216	113,839,437
Distributable earnings (accumulated loss)	2,598,728	2,640,686
Total net assets	$119,092,926	$116,526,076
Total liabilities and net assets	$291,683,736	$294,418,251
Net asset value per share	$25.35	$25.36

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31, 2025 (unaudited)	For the Three Months Ended March 31, 2024 (unaudited)
Investment Income
From non-controlled/non-affiliated investments:
Interest income, net of amortization/accretion	$7,267,220	$—
Payment-in-kind interest	43,553	—
Dividend income	67,958	—
Total investment income	7,378,731	—
Expenses:
Interest and borrowing expenses	3,345,519	—
Organizational expense	—	152,538
Offering expense	400,832	—
Income-based incentive fee	295,101	—
Other expenses	187,034	—
Management fees	365,133	—
Professional fees	651,736	—
Directors' fees	51,313	—
Trustees’ fees	10,382	—
Transfer agent fees	5,963
Capital gain incentive fees	1,300	—
Total expenses	5,314,313	152,538
Less: expenses reimbursed by the Adviser	(1,015,155)	(152,538)
Net expenses	4,299,158	—
Net investment income	3,079,573	—
Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	—	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	10,397	—
Net realized and change in unrealized gains (losses) on investment transactions	10,397	—
Net increase in net assets resulting from operations	3,089,970	—
Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.66	$—
Earnings per share (basic and diluted):	$0.66	—
Weighted average shares outstanding:	4,676,871	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Units
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at January 1, 2025	4,595,221	$45,953	$113,839,437	$2,640,686	$116,526,076
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	3,079,573	3,079,573
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	10,397	10,397
Capital transactions:
Issuance of common shares	98,612	986	2,499,014	—	2,500,000
Issuance of common shares pursuant to distribution reinvestment plan	4,298	43	108,765	—	108,808
Redemption of common shares	—	—	—	—	—
Distributions to shareholders	—	—	—	(3,131,928)	(3,131,928)
Total increase (decrease) for the three months ended March 31, 2024	102,910	1,029	2,607,779	(41,958)	2,566,850
Net assets at March 31, 2025	4,698,131	$46,982	$116,447,216	$2,598,728	$119,092,926
Distributions declared per share	—	—	—	$0.66	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

Common Units
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at January 1, 2024	—	$—	$—	$—	$—
Increase (decrease) in net assets resulting from operations:	—	—	—	—	—
Net investment income	—	—	—	—	—
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—
Capital transactions:	—	—	—	—	—
Issuance of common shares	—	—	—	—	—
Issuance of common shares pursuant to distribution reinvestment plan	—	—	—	—	—
Redemption of common shares	—	—	—	—	—
Distributions to shareholders	—	—	—	—	—
Total increase (decrease) for the three months ended March 31, 2024	—	—	—	—	—
Net assets at March 31, 2024	—	$—	$—	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$3,089,970	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(11,751,464)	—
Proceeds from sales of investments and principal repayments	24,433,408	—
Payment-in-kind investments	(43,553)	—
Net realized (gain) loss on investments	—	—
Net change in unrealized (appreciation) depreciation on investments	(10,397)	—
Amortization of premium and accretion of discount, net	(217,765)	—
Amortization of discount, debt issuance and deferred financing costs	350,030	—
Amortization of deferred offering costs	400,831	—
Increase or decrease in operating assets and liabilities:
(Increase) decrease in interest receivable	(23,675)	—
(Increase) decrease in receivable for investments sold	2,920	—
(Increase) decrease in prepaid expenses	36,875	—
(Increase) decrease in receivable due from Adviser	(484,439)	(152,538)
(Increase) decrease in other assets	—	—
Increase (decrease) in interest and borrowing expenses payable	(217,187)	—
(Increase) decrease in deferred offering costs	—	—
Increase (decrease) in organization expense payable	(51,314)	152,538
Increase (decrease) in payable to Adviser	(148,778)	—
Increase (decrease) in incentive fee payable	296,401	—
Increase (decrease) in management fees payable	365,132	—
Increase (decrease) in professional fees payable	248,838	—
Increase (decrease) in trustees’ fees payable	—	—
Increase (decrease) in accrued expenses and other liabilities	49,158	—
Increase (decrease) in administrator and custodian fees payable	60,070	—
Increase (decrease) in transfer agent fees payable	5,964	—
Increase (decrease) in offering cost payable	—	—
Increase (decrease) payable for investments purchased	(1,938,188)	—
Net cash provided by (used for) operating activities	14,452,837	—
Cash flows from financing activities
Issuance of common shares	2,500,000	—
Distributions paid	(2,071,748)	—
Financing costs paid	(164,830)	—
Borrowings on credit facilities	10,000,000	—
Repayments of credit facilities	(15,000,000)	—
Net cash provided by (used for) financing activities	(4,736,578)	—
Net increase in (decrease) in cash	9,716,259	—
Cash and cash equivalents, beginning of period	11,736,791	—
Cash and cash equivalents, end of period	$21,453,050	$—
Supplemental and non-cash financing activities
Cash paid during the period for interest	$3,168,388	$—
Issuance of common shares pursuant to distribution reinvestment plan	108,808	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of March 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Investments at Fair Value — 224.50%								(1)(2)(3)(4)
US Corporate Debt — 222.91%
1st Lien/Senior Secured Debt — 222.19%
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	12/22/2027	-	(2,370)	(2,370)	(6)(7)(13)
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.67% (S + 5.25%; 0.75% Floor)	12/22/2027	2,867,384	2,822,412	2,860,216	(13)
AAH Topco, LLC	Health Care Providers & Services	Term Loan	9.67% (S + 5.25%; 0.75% Floor)	12/22/2027	2,576,688	2,536,276	2,570,246	(13)
AAH Topco, LLC	Health Care Providers & Services	Revolver	— (S + 5.25%; 0.75% Floor)	12/22/2027	-	(4,244)	(706)	(6)(7)(13)
Admiral Buyer, Inc.	Diversified Financial Services	Delayed Draw Term Loan	9.29% (S + 5.00%; 0.75% Floor)	12/6/2029	29,020	28,407	29,020	(6)(13)
Admiral Buyer, Inc.	Diversified Financial Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	12/6/2029	-	(184)	-	(6)(7)(13)
Admiral Buyer, Inc.	Diversified Financial Services	Term Loan	9.29% (S + 5.00%; 0.75% Floor)	12/6/2029	202,568	200,592	201,556	(13)
Admiral Buyer, Inc.	Diversified Financial Services	Delayed Draw Term Loan	9.29% (S + 5.00%; 0.75% Floor)	12/6/2029	200,984	197,796	199,979	(13)
Admiral Buyer, Inc.	Diversified Financial Services	Revolver	— (S + 5.00%; 0.75% Floor)	12/6/2029	-	(6,626)	(2,438)	(6)(7)(13)
Admiral Buyer, Inc.	Diversified Financial Services	Term Loan	9.29% (S + 5.00%; 0.75% Floor)	12/6/2029	3,985,308	3,928,907	3,965,382	(13)
Amercare Royal LLC	Commercial Services & Supplies	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	9/10/2030	-	-	-	(6)(13)
Amercare Royal LLC	Commercial Services & Supplies	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	9/10/2030	160,562	159,074	160,160	(13)
Amercare Royal LLC	Commercial Services & Supplies	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	9/10/2030	1,008,178	998,598	1,005,658	(13)
Amercare Royal LLC	Commercial Services & Supplies	Revolver	9.32% (S + 5.00%; 1.00% Floor)	9/10/2030	125,402	124,026	125,028	(6)(13)
Ampler QSR Holdings LLC	Hotels, Restaurants & Leisure	Term Loan	10.17% (S + 5.75%; 2.00% Floor)	7/21/2027	4,708,833	4,682,355	4,708,833	(13)
Ampler QSR Holdings LLC	Hotels, Restaurants & Leisure	Term Loan	10.16% (S + 5.75%; 2.00% Floor)	7/21/2027	87,059	85,461	87,059	(13)
AppViewX, Inc.	Software	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/24/2031	-	-	-	(6)(13)
AppViewX, Inc.	Software	Revolver	— (S + 5.25%; 0.75% Floor)	12/24/2031	-	(959)	(997)	(6)(7)(13)
AppViewX, Inc.	Software	Term Loan	9.46% (S + 5.25%; 0.75% Floor)	12/24/2031	797,342	789,590	789,369	(13)
ASURION CORPORATION	Property/Casualty Ins	Term Loan	9.99% (S + 5.56%)	8/19/2028	994,924	994,924	987,283	(10)(13)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Avant Communications, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.00%; 1.00% Floor)	11/30/2026	-	-	-	(6)(13)
Avant Communications, LLC	Diversified Telecommunication Services	Term Loan	9.44% (S + 5.00%; 1.00% Floor)	11/30/2026	5,443,964	5,443,964	5,443,964	(13)
Azurite Intermediate Holdings, Inc.	Software	Delayed Draw Term Loan	10.82% (S + 6.50%; 0.75% Floor)	3/19/2031	2,090,347	2,062,297	2,090,347	(13)
Azurite Intermediate Holdings, Inc.	Software	Revolver	— (S + 6.50%; 0.75% Floor)	3/19/2031	-	(4,362)	-	(6)(7)(13)
Azurite Intermediate Holdings, Inc.	Software	Term Loan	10.82% (S + 6.50%; 0.75% Floor)	3/19/2031	919,753	907,222	919,753	(13)
Bonterra LLC	Diversified Financial Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	3/5/2032	-	(440)	(445)	(6)(7)(13)
Bonterra LLC	Diversified Financial Services	Term Loan	9.29% (S + 5.00%; 0.75% Floor)	3/5/2032	822,222	814,060	814,000	(13)
Bonterra LLC	Diversified Financial Services	Revolver	9.29% (S + 5.00%; 0.75% Floor)	3/5/2032	14,497	13,615	13,608	(6)(13)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/31/2027	1,824,849	1,814,123	1,815,725	(13)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/31/2027	711,071	706,892	707,516	(13)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/31/2027	811,409	806,616	807,352	(13)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/31/2027	926,597	921,151	921,964	(13)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/31/2027	1,170,377	1,163,463	1,164,525	(13)
Brightspot Buyer, Inc.	Media	Term Loan	10.91% (S + 6.50%; 0.75% Floor)	11/16/2027	345,334	339,283	339,291	(13)
Brightspot Buyer, Inc.	Media	Term Loan	10.91% (S + 6.50%; 0.75% Floor)	11/16/2027	1,704,996	1,675,119	1,675,159	(13)
Brightspot Buyer, Inc.	Media	Revolver	— (S + 6.50%; 0.75% Floor)	11/16/2027	-	(3,415)	(3,529)	(6)(7)(13)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Revolver	9.30% (S + 5.00%; 0.75% Floor)	6/30/2028	103,712	100,970	103,712	(6)(13)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Term Loan	9.29% (S + 5.00%; 0.75% Floor)	6/30/2028	1,797,664	1,775,741	1,797,664	(13)
Businessolver.com, Inc.	Professional Services	Delayed Draw Term Loan	9.89% (S + 5.50%; 0.75% Floor)	12/1/2027	109,866	109,866	109,866	(6)(13)
Businessolver.com, Inc.	Professional Services	Term Loan	9.89% (S + 5.50%; 0.75% Floor)	12/1/2027	3,074,951	3,074,951	3,074,951	(13)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	11/23/2027	960,900	945,968	960,900	(13)
BV EMS Buyer, Inc	Health Care Technology	Revolver	10.17% (S + 5.75%; 1.00% Floor)	11/23/2027	64,544	63,190	64,544	(6)(13)
BV EMS Buyer, Inc	Health Care Technology	Delayed Draw Term Loan	10.17% (S + 5.75%; 1.00% Floor)	11/23/2027	1,294,869	1,274,725	1,294,869	(13)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	11/23/2027	1,284,055	1,264,041	1,284,055	(13)
Cerifi, LLC	Banks	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	3/31/2028	2,586,376	2,513,475	2,560,512	(13)
Cerifi, LLC	Banks	Revolver	10.17% (S + 5.75%; 1.00% Floor)	4/1/2027	137,122	133,664	135,750	(13)
Community Based Care Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.64% (S + 5.25%; 1.00% Floor)	9/16/2027	809,079	796,771	807,056	(13)
Community Based Care Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.89% (S + 5.50%; 1.00% Floor)	9/16/2027	1,074,054	1,063,853	1,074,054	(13)
Community Based Care Acquisition, Inc.	Health Care Providers & Services	Term Loan	9.64% (S + 5.25%; 1.00% Floor)	9/16/2027	2,117,849	2,085,532	2,112,554	(13)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Community Based Care Acquisition, Inc.	Health Care Providers & Services	Revolver	— (S + 5.250%; 1.00% Floor)	9/16/2027	-	(4,882)	(832)	(6)(7)(13)
DA Blocker Corp.	Diversified Consumer Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	2/10/2032	-	(1,082)	(1,103)	(6)(7)(13)
DA Blocker Corp.	Diversified Consumer Services	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	2/10/2032	705,882	698,957	698,824	(13)
DA Blocker Corp.	Diversified Consumer Services	Revolver	9.04% (S + 4.75%; 0.75% Floor)	2/10/2032	22,058	21,337	21,323	(6)(13)
Datacor, Inc.	Chemicals	Delayed Draw Term Loan	— (S + 6.00%; 1.00% Floor)	3/13/2029	-	(4,651)	-	(6)(7)(13)
Datacor, Inc.	Chemicals	Term Loan	10.32% (S + 6.00%; 1.00% Floor)	3/13/2029	5,500,000	5,467,905	5,500,000	(13)
Datacor, Inc.	Chemicals	Revolver	10.32% (S + 6.00%; 1.00% Floor)	3/13/2029	34,479	32,925	34,479	(6)(13)
DeLorean Purchaser, Inc.	Health Care Technology	Revolver	— (S + 4.75%; 0.75% Floor)	12/16/2031	-	(1,875)	(1,631)	(6)(7)(13)
DeLorean Purchaser, Inc.	Health Care Technology	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	12/16/2031	869,565	856,929	858,696	(13)
EET Buyer, Inc.	Construction & Engineering	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	11/8/2027	1,342,938	1,337,752	1,342,938	(13)
EET Buyer, Inc.	Construction & Engineering	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	11/8/2027	2,769,158	2,758,464	2,769,158	(13)
EET Buyer, Inc.	Construction & Engineering	Revolver	— (S + 5.00%; 0.75% Floor)	11/8/2027	-	(1,406)	-	(6)(7)(13)
Einstein Parent, Inc.	Software	Revolver	— (S + 6.50%; 0.75% Floor)	1/22/2031	-	(1,818)	(1,875)	(6)(7)(13)
Einstein Parent, Inc.	Software	Term Loan	10.79% (S + 6.50%; 0.75% Floor)	1/22/2031	906,250	888,385	888,125	(13)
Exterro, Inc.	Software	Revolver	— (S + 5.50%; 1.00% Floor)	6/1/2027	-	-	-	(6)(13)
Exterro, Inc.	Software	Term Loan	9.96% (S + 5.50%; 1.00% Floor)	6/1/2027	3,635,986	3,635,986	3,635,986	(13)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	9.29% (S + 5.00%; 0.75% Floor)	10/29/2030	355,187	355,187	355,187	(13)
Foundation Risk Partners, Corp.	Insurance	Term Loan	9.29% (S + 5.00%; 0.75% Floor)	10/29/2030	87,886	87,886	87,886	(13)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	9.29% (S + 5.00%; 0.75% Floor)	10/29/2030	893,348	893,348	893,348	(13)
Foundation Risk Partners, Corp.	Insurance	Term Loan	9.29% (S + 5.00%; 0.75% Floor)	10/29/2030	4,107,497	4,107,497	4,107,497	(13)
Foundation Risk Partners, Corp.	Insurance	Revolver	— (S + 5.00%; 0.75% Floor)	10/29/2029	-	-	-	(6)(13)
Fusion Holding, Corp.	Software	Term Loan	10.54% (S + 6.25%; 0.75% Floor)	9/14/2029	5,444,304	5,444,304	5,321,807	(13)
Fusion Holding, Corp.	Software	Revolver	12.75% (S + 6.25%; 0.75% Floor)	9/15/2027	227,332	227,332	217,102	(6)(13)
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.79% (S + 5.50%; 1.00% Floor)	6/24/2026	85,484	84,418	85,484	(13)
GHA Buyer, Inc.	Health Care Technology	Delayed Draw Term Loan	9.79% (S + 5.50%; 1.00% Floor)	6/24/2026	150,743	148,863	150,743	(13)
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.79% (S + 5.50%; 1.00% Floor)	6/24/2026	861,388	850,644	861,388	(13)
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.79% (S + 5.50%; 1.00% Floor)	6/24/2026	757,991	748,536	757,991	(13)
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.79% (S + 5.50%; 1.00% Floor)	6/24/2026	142,871	141,089	142,871	(13)
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.79% (S + 5.50%; 1.00% Floor)	6/24/2026	736,773	727,582	736,773	(13)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Greenhouse Software, Inc.	Professional Services	Term Loan	10.54% (S + 6.25%; 1.00% Floor)	9/1/2028	5,500,000	5,477,311	5,500,000	(13)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.94% (S + 5.50%; 0.75% Floor)	6/1/2028	3,063,189	3,038,368	3,063,189	(13)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Term Loan	9.94% (S + 5.50%; 0.75% Floor)	6/1/2028	2,436,811	2,417,029	2,436,811	(13)
GS AcquisitionCo, Inc.	Diversified Financial Services	Revolver	— (S + 5.25%; 1.00% Floor)	5/25/2028	-	(120)	(77)	(6)(7)(13)
GS AcquisitionCo, Inc.	Diversified Financial Services	Delayed Draw Term Loan	9.54% (S + 5.25%; 0.75% Floor)	5/25/2028	9,035	9,035	9,035	(6)(13)
GS AcquisitionCo, Inc.	Diversified Financial Services	Term Loan	9.54% (S + 5.25%; 1.00% Floor)	5/25/2028	789,198	786,340	787,225	(13)
Higginbotham Insurance Agency, Inc.	Insurance	Term Loan	8.83% (S + 4.50%; 1.00% Floor)	11/24/2028	4,893,641	4,893,641	4,881,407	(13)
HireVue, Inc.	Diversified Financial Services	Revolver	11.04% (S + 6.75%; 1.00% Floor)	5/3/2029	158,380	153,876	155,676	(6)(13)
HireVue, Inc.	Diversified Financial Services	Term Loan	11.04% (S + 6.75%; 1.00% Floor)	5/3/2029	4,206,658	4,170,489	4,185,624	(13)
HITRUST Services, LLC	Health Care Technology	Revolver	— (S + 4.75%; 0.75% Floor)	3/14/2031	-	(1,889)	(1,905)	(6)(7)(13)
HITRUST Services, LLC	Health Care Technology	Term Loan	9.03% (S + 4.75%; 0.75% Floor)	3/15/2032	809,524	801,457	801,429	(13)
Honor HN Buyer, Inc.	Health Care Providers & Services	Term Loan	10.19% (S + 5.75%; 1.00% Floor)	10/15/2027	1,048,800	1,048,800	1,048,800	(13)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.19% (S + 5.75%; 1.00% Floor)	10/15/2027	661,564	661,564	661,564	(13)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.19% (S + 5.75%; 1.00% Floor)	10/15/2027	987,005	983,989	987,005	(13)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 5.75%; 1.00% Floor)	10/15/2027	-	(1,861)	-	(6)(7)(13)
Honor HN Buyer, Inc.	Health Care Providers & Services	Revolver	12.25% (S + 5.75%; 1.00% Floor)	10/15/2027	14,643	14,643	14,643	(6)(13)
Iodine Software, LLC	Health Care Technology	Delayed Draw Term Loan	9.57% (S + 5.25%; 1.00% Floor)	5/19/2027	3,039,972	3,039,972	3,039,972	(13)
Iodine Software, LLC	Health Care Technology	Revolver	— (S + 5.25%; 1.00% Floor)	5/19/2027	-	-	-	(6)(13)
Iodine Software, LLC	Health Care Technology	Term Loan	9.57% (S + 5.25%; 1.00% Floor)	5/19/2027	2,403,496	2,403,496	2,403,496	(13)
Joink, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.56% (S + 5.25%; 1.00% Floor)	10/4/2030	87,068	79,406	84,511	(6)(13)
Joink, LLC	Diversified Telecommunication Services	Term Loan	9.56% (S + 5.25%; 1.00% Floor)	10/4/2030	1,231,096	1,213,672	1,218,785	(13)
Joink, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.25%; 1.00% Floor)	10/4/2030	0	(1,211)	(878)	(6)(7)(13)
KPA Parent Holdings, Inc	Automobiles	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	3/12/2032	0	(571)	(575)	(6)(7)(13)
KPA Parent Holdings, Inc	Automobiles	Revolver	— (S + 4.75%; 0.75% Floor)	3/12/2032	0	(799)	(805)	(6)(7)(13)
KPA Parent Holdings, Inc	Automobiles	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	3/12/2032	804,598	796,593	796,552	(13)
Labvantage Solutions Inc.	Pharmaceuticals	Revolver	9.55% (S + 5.25%; 1.00% Floor)	12/23/2030	26,691	25,439	25,624	(6)(8)(13)
LeadVenture, Inc.	Auto Components	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	8/28/2026	4,850,786	4,791,456	4,838,659	(13)
LeadVenture, Inc.	Auto Components	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	8/28/2026	559,669	552,824	558,270	(13)
LeadVenture, Inc.	Auto Components	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	8/28/2026	31,284	30,901	31,206	(13)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Level Data, LLC	Software	Delayed Draw Term Loan	— (S + 5.50%; 0.75% Floor)	3/5/2031	-	(1,532)	(3,101)	(6)(7)(13)
Level Data, LLC	Software	Revolver	— (S + 5.50%; 0.75% Floor)	3/5/2031	-	(1,149)	(1,163)	(6)(7)(13)
Level Data, LLC	Software	Term Loan	9.80% (S + 5.50%; 0.75% Floor)	3/5/2031	573,643	567,961	567,907	(13)
LivTech Purchaser, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 4.50%; 0.75% Floor)	11/24/2031	-	(2,236)	(2,353)	(6)(7)(13)
LivTech Purchaser, Inc.	Health Care Providers & Services	Revolver	— (S + 4.50%; 0.75% Floor)	11/24/2031	-	(1,118)	(1,176)	(6)(7)(13)
LivTech Purchaser, Inc.	Health Care Providers & Services	Term Loan	8.82% (S + 4.50%; 0.75% Floor)	11/24/2031	411,765	407,850	407,647	(13)
Mastery Acquisition Corp.	Diversified Consumer Services	Term Loan	9.54% (S + 5.25%; 1.00% Floor)	9/7/2029	1,222,506	1,216,281	1,222,506	(13)
Mavenlink, Inc.	Professional Services	Revolver	10.72% (S + 2.00%; 0.75% Floor; 4.25% PIK)	6/3/2027	216,465	211,205	209,147	(6)(13)
Mavenlink, Inc.	Professional Services	Term Loan	10.69% (S + 2.00%; 0.75% Floor; 4.25% PIK)	6/3/2027	2,704,316	2,607,574	2,629,947	(13)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	10.10% (S + 5.75%; 1.00% Floor)	4/16/2027	4,379,804	4,348,091	4,357,905	(13)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Delayed Draw Term Loan	10.14% (S + 5.75%; 0.75% Floor)	9/30/2027	431,426	419,820	428,190	(13)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Term Loan	10.14% (S + 5.75%; 0.75% Floor)	9/30/2027	1,035,652	1,007,717	1,027,884	(13)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Revolver	10.15% (S + 5.75%; 0.75% Floor)	9/30/2026	42,059	40,197	41,428	(6)(13)
Mist Holding Co.	Health Care Technology	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/23/2030	-	(1,302)	(1,363)	(6)(7)(13)
Mist Holding Co.	Health Care Technology	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/23/2030	-	(574)	(601)	(6)(7)(13)
Mist Holding Co.	Health Care Technology	Revolver	9.55% (S + 5.25%; 0.75% Floor)	12/23/2030	30,303	29,133	29,091	(6)(13)
Mist Holding Co.	Health Care Technology	Term Loan	9.54% (S + 5.25%; 0.75% Floor)	12/23/2030	485,909	481,217	481,050	(13)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Revolver	— (S + 6.25%; 1.00% Floor)	2/15/2029	-	(1,203)	-	(6)(7)(13)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Term Loan	10.18% (S + 5.75%; 1.00% Floor)	2/15/2029	3,773,375	3,753,411	3,773,375	(13)
Moon Buyer, Inc.	Software	Delayed Draw Term Loan	9.04% (S + 4.75%; 0.75% Floor)	4/21/2031	263,690	262,264	263,690	(13)
Moon Buyer, Inc.	Software	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	4/21/2031	2,856,078	2,840,603	2,856,078	(13)
Mr. Greens Intermediate, LLC	Food & Staples Retailing	Delayed Draw Term Loan	10.65% (S + 6.25%; 1.00% Floor)	5/1/2029	93,088	93,088	93,088	(6)(13)
Mr. Greens Intermediate, LLC	Food & Staples Retailing	Term Loan	10.66% (S + 6.25%; 1.00% Floor)	5/1/2029	2,037,496	2,037,496	2,037,496	(13)
Mr. Greens Intermediate, LLC	Food & Staples Retailing	Revolver	10.64% (S + 6.25%; 1.00% Floor)	5/1/2029	86,408	86,408	86,408	(6)(13)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	4/9/2029	-	(3,648)	(557)	(6)(7)(13)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	10.14% (S + 5.50%; 1.00% Floor)	4/9/2029	1,600,191	1,572,974	1,596,190	(13)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.91% (S + 5.50%; 1.00% Floor)	4/9/2029	258,652	254,241	258,006	(13)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.98% (S + 5.50%; 1.00% Floor)	4/9/2029	3,311,181	3,254,646	3,302,903	(13)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Revolver	10.09% (S + 5.50%; 1.00% Floor)	4/9/2029	161,948	152,969	160,593	(6)(13)
Nasuni Corporation	Software	Revolver	— (S + 5.75%; 0.75% Floor)	9/10/2030	-	(4,305)	(3,948)	(6)(7)(13)
Nasuni Corporation	Software	Term Loan	10.04% (S + 5.75%; 0.75% Floor)	9/10/2030	1,515,838	1,495,022	1,496,890	(13)
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	9.92% (S + 5.50%; 1.00% Floor)	3/17/2027	760,743	752,608	755,037	(13)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	9.92% (S + 5.50%; 1.00% Floor)	3/17/2027	597,003	587,808	597,003	(13)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.92% (S + 5.50%; 1.00% Floor)	3/17/2027	313,684	310,330	311,331	(13)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.92% (S + 5.50%; 1.00% Floor)	3/17/2027	570,422	564,322	566,144	(13)
Navigate360, LLC	Diversified Consumer Services	Revolver	— (S + 5.50%; 1.00% Floor)	3/17/2027	-	(2,695)	(1,951)	(6)(7)(13)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.92% (S + 5.50%; 1.00% Floor)	3/17/2027	1,765,963	1,747,037	1,752,719	(13)
NC Topco, LLC	Banks	Delayed Draw Term Loan	— (S + 2.50%; 0.75% Floor)	9/1/2031	-	(1,784)	(973)	(6)(7)(13)
NC Topco, LLC	Banks	Revolver	— (S + 2.50%; 0.75% Floor)	9/1/2031	-	(1,430)	(1,168)	(6)(7)(13)
NC Topco, LLC	Banks	Term Loan	9.57% (S + 2.50%; 0.75% Floor; 2.75% PIK)	8/29/2031	1,368,564	1,352,569	1,358,300	(13)
NI Topco, Inc.	Diversified Telecommunication Services	Term Loan	11.25% (S + 4.75%; 0.75% Floor)	12/28/2028	470,677	470,677	470,677	(13)
NI Topco, Inc.	Diversified Telecommunication Services	Term Loan	11.25% (S + 4.75%; 0.75% Floor)	12/28/2028	3,253,695	3,253,695	3,253,695	(13)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Delayed Draw Term Loan	9.42% (S + 5.00%; 0.75% Floor)	9/6/2028	1,282,731	1,251,006	1,266,697	(13)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	9.42% (S + 5.00%; 0.75% Floor)	9/6/2028	359,026	350,122	354,538	(13)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	9.42% (S + 5.00%; 0.75% Floor)	9/6/2028	97,475	95,058	96,257	(13)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	9.42% (S + 5.00%; 0.75% Floor)	9/6/2028	1,298,921	1,266,708	1,282,684	(13)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Revolver	— (S + 5.00%; 0.75% Floor)	9/6/2028	-	(4,696)	(2,468)	(6)(7)(13)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	9.42% (S + 5.00%; 0.75% Floor)	9/6/2028	2,404,391	2,344,763	2,374,336	(13)
OPOC Acquisition, LLC	Insurance	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	12/20/2030	-	(1,251)	(874)	(6)(7)(13)
OPOC Acquisition, LLC	Insurance	Term Loan	9.35% (S + 5.00%; 1.00% Floor)	12/20/2030	755,245	744,054	745,804	(13)
OPOC Acquisition, LLC	Insurance	Revolver	— (S + 5.00%; 1.00% Floor)	12/20/2030	-	(1,011)	(874)	(6)(7)(13)
Pace Health Companies, LLC	Health Care Providers & Services	Term Loan	9.69% (S + 5.25%; 1.00% Floor)	8/3/2026	2,775,314	2,775,314	2,775,314	(13)
Peter C. Foy & Associates Insurance Services, LLC	Insurance	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	11/1/2028	192,113	191,313	190,672	(13)
Peter C. Foy & Associates Insurance Services, LLC	Insurance	Delayed Draw Term Loan	9.82% (S + 5.50%; 0.75% Floor)	11/1/2028	2,700,567	2,689,344	2,680,313	(13)
Peter C. Foy & Associates Insurance Services, LLC	Insurance	Delayed Draw Term Loan	9.82% (S + 5.50%; 0.75% Floor)	11/1/2028	480,744	478,746	477,138	(13)
Ping Identity Holding Corp.	Software	Revolver	— (S + 4.75%; 0.75% Floor)	10/17/2028	-	-	-	(6)(13)
Ping Identity Holding Corp.	Software	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	10/17/2029	4,467,835	4,467,835	4,467,835	(13)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.06% (S + 5.75%; 1.00% Floor)	1/4/2027	77,488	77,488	76,713	(13)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	10.06% (S + 5.75%; 1.00% Floor)	1/4/2027	37,234	37,234	36,861	(13)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	10.06% (S + 5.75%; 1.00% Floor)	1/4/2027	70,150	70,150	69,448	(13)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	10.06% (S + 5.75%; 1.00% Floor)	1/4/2027	921,282	921,282	912,069	(13)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Priority OnDemand Midco 2, L.P.	Health Care Equipment & Supplies	Delayed Draw Term Loan	9.76% (S + 5.25%; 1.00% Floor)	7/17/2028	75,391	75,210	75,391	(6)(13)
Priority OnDemand Midco 2, L.P.	Health Care Equipment & Supplies	Term Loan	9.74% (S + 5.25%; 1.00% Floor)	7/17/2028	3,171,300	3,171,300	3,171,300	(13)
Ranger Buyer, Inc.	Commercial Services & Supplies	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	11/20/2028	5,443,878	5,398,442	5,443,878	(13)
Ranger Buyer, Inc.	Commercial Services & Supplies	Revolver	— (S + 4.75%; 0.75% Floor)	11/18/2027	-	(2,714)	-	(6)(7)(13)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.94% (S + 5.50%; 1.00% Floor)	6/18/2026	1,968,809	1,954,367	1,963,887	(13)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.94% (S + 5.50%; 1.00% Floor)	6/18/2026	1,223,206	1,214,114	1,220,148	(13)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Term Loan	9.94% (S + 5.50%; 1.00% Floor)	6/18/2026	2,251,790	2,234,990	2,246,160	(13)
REP TEC Intermediate Holdings, Inc.	Professional Services	Revolver	— (S + 5.00%; 1.00% Floor)	12/1/2027	-	-	-	(6)(13)
REP TEC Intermediate Holdings, Inc.	Professional Services	Term Loan	9.79% (S + 5.50%; 1.00% Floor)	12/1/2027	5,444,865	5,444,865	5,444,865	(13)
Ridge Trail US Bidco, Inc.	Capital Markets	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	9/30/2031	-	(1,870)	-	(6)(7)(8)(13)
Ridge Trail US Bidco, Inc.	Capital Markets	Term Loan	8.79% (S + 4.50%; 0.75% Floor)	9/30/2031	776,860	765,801	774,917	(6)(13)
Ridge Trail US Bidco, Inc.	Capital Markets	Revolver	8.79% (S + 4.50%; 0.75% Floor)	3/30/2031	24,170	22,925	23,946	(6)(8)(13)
Saab Purchaser, Inc.	Banks	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/12/2031	-	(905)	-	(6)(7)(13)
Saab Purchaser, Inc.	Banks	Revolver	— (S + 5.00%; 0.75% Floor)	11/12/2031	-	(906)	(479)	(6)(7)(13)
Saab Purchaser, Inc.	Banks	Term Loan	9.31% (S + 5.00%; 0.75% Floor)	11/12/2031	712,766	705,922	709,202	(13)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Delayed Draw Term Loan	8.79% (S + 4.50%; 1.00% Floor)	9/15/2028	1,050,967	1,050,967	1,045,712	(13)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Revolver	— (S + 4.50%; 1.00% Floor)	9/15/2028	-	-	(1,873)	(6)(7)(13)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	8.79% (S + 4.50%; 1.00% Floor)	9/15/2028	4,393,387	4,393,387	4,371,420	(13)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	10.19% (S + 5.75%; 1.00% Floor)	2/27/2026	1,633,346	1,633,346	1,633,346	(13)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	10.19% (S + 5.75%; 1.00% Floor)	2/27/2026	546,013	546,013	546,013	(13)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	10.19% (S + 5.75%; 1.00% Floor)	2/27/2026	473,371	473,371	473,371	(13)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.81% (S + 5.50%; 1.00% Floor)	6/28/2028	357,948	356,233	322,154	(13)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Revolver	9.81% (S + 5.50%; 1.00% Floor)	6/28/2028	322,658	322,658	290,392	(13)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Term Loan	9.81% (S + 5.50%; 1.00% Floor)	6/28/2028	1,793,055	1,793,055	1,613,749	(13)
Sauce Labs Inc	Software	Delayed Draw Term Loan	10.39% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	758,938	747,480	743,759	(13)
Sauce Labs Inc	Software	Revolver	— (S + 5.50%; 1.00% Floor)	8/16/2027	-	(7,257)	(10,005)	(6)(7)(13)
Sauce Labs Inc	Software	Delayed Draw Term Loan	10.39% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	321,653	319,029	317,633	(6)(13)
Sauce Labs Inc	Software	Term Loan	10.39% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	2,917,331	2,873,457	2,858,985	(13)
Second Nature Brands, Inc.	Real Estate Management & Development	Revolver	— (S + 6.00%; 1.00% Floor)	2/6/2031	-	(1,302)	(1,334)	(6)(7)(13)
Second Nature Brands, Inc.	Real Estate Management & Development	Term Loan	10.26% (S + 6.00%; 1.00% Floor)	2/6/2031	800,375	788,470	788,369	(13)
Serrano Parent, LLC	Software	Revolver	— (S + 6.50%; 1.00% Floor)	5/13/2030	-	(9,210)	(10,820)	(6)(7)(13)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Serrano Parent, LLC	Software	Term Loan	10.92% (S + 6.50%; 1.00% Floor)	5/13/2030	5,500,000	5,402,351	5,390,000	(13)
Socket Holdings Corporation	Diversified Telecommunication Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	3/31/2031	-	(1,694)	(3,389)	(6)(7)(13)
Socket Holdings Corporation	Diversified Telecommunication Services	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	3/31/2031	661,017	651,102	651,102	(13)
Socket Holdings Corporation	Diversified Telecommunication Services	Revolver	— (S + 5.25%; 0.75% Floor)	3/31/2031	-	(848)	(848)	(6)(7)(13)
Soladoc, LLC	Health Care Equipment & Supplies	Revolver	— (S + 5.00%; 0.75% Floor)	6/12/2028	-	(6,758)	(5,762)	(6)(7)(13)
Soladoc, LLC	Health Care Equipment & Supplies	Term Loan	9.39% (S + 5.00%; 0.75% Floor)	6/12/2028	2,304,698	2,234,437	2,247,080	(13)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.04% (S + 4.75%; 0.75% Floor)	2/2/2032	31,832	27,766	27,694	(6)(13)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Revolver	— (S + 4.75%; 0.75% Floor)	2/2/2032	-	(2,915)	(2,984)	(6)(7)(13)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	2/2/2032	2,287,927	2,265,445	2,265,048	(13)
Telcor Buyer, Inc.	Health Care Technology	Revolver	— (S + 4.25%; 1.00% Floor)	8/20/2027	-	(206)	-	(6)(7)(13)
Telcor Buyer, Inc.	Health Care Technology	Term Loan	8.64% (S + 4.25%; 1.00% Floor)	8/20/2027	2,808,331	2,803,047	2,808,331	(13)
Telesoft Holdings, LLC	Diversified Telecommunication Services	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	12/16/2026	1,412,122	1,408,899	1,405,061	(13)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.44% (S + 6.00%; 1.00% Floor)	12/31/2026	227,550	227,208	227,550	(13)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.44% (S + 6.00%; 1.00% Floor)	12/31/2026	366,445	365,894	366,445	(13)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	10.47% (S + 6.00%; 1.00% Floor)	12/31/2026	758,386	757,234	758,386	(13)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.46% (S + 6.00%; 1.00% Floor)	12/31/2026	404,245	403,638	404,245	(13)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	10.44% (S + 6.00%; 1.00% Floor)	12/31/2026	965,127	963,660	965,127	(13)
Towerco IV Holdings, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.17% (S + 3.75%; 1.00% Floor)	8/31/2028	6,192,671	6,192,671	6,192,671	(6)(13)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	10.07% (S + 5.75%; 1.00% Floor)	4/30/2027	86,533	85,903	86,100	(13)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	10.07% (S + 5.75%; 1.00% Floor)	4/30/2027	728,010	722,714	724,370	(13)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Ungerboeck Systems International, LLC	Leisure Products	Revolver	— (S + 5.75%; 1.00% Floor)	4/30/2027	-	(122)	(87)	(6)(7)(13)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	10.07% (S + 5.75%; 1.00% Floor)	4/30/2027	182,345	181,018	181,433	(13)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	10.07% (S + 5.75%; 1.00% Floor)	4/30/2027	123,499	122,600	122,881	(13)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	10.07% (S + 5.75%; 1.00% Floor)	4/30/2027	38,952	38,668	38,757	(13)
UNIVISION COMMUNICATIONS INC.	Broadcast Serv/Program	Term Loan	9.53% (S + 5.09%; 0.50% Floor)	1/31/2029	994,987	990,350	976,645	(10)(13)
Unlimited Technology Holdings, LLC	Health Care Technology	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	3/12/2032	882,353	877,966	877,941	(13)
Unlimited Technology Holdings, LLC	Health Care Technology	Revolver	— (S + 4.75%; 0.75% Floor)	3/12/2032	-	(584)	(588)	(6)(7)(13)
Vectra AI, Inc.	Software	Delayed Draw Term Loan	9.64% (S + 5.25%; 1.00% Floor)	3/2/2028	534,780	524,275	525,899	(6)(13)
Vectra AI, Inc.	Software	Term Loan	9.64% (S + 5.25%; 1.00% Floor)	3/2/2028	2,770,990	2,734,788	2,743,426	(13)
Vectra AI, Inc.	Software	Revolver	— (S + 5.25%; 1.00% Floor)	3/2/2028	-	(1,236)	(1,414)	(6)(7)(13)
Vehlo Purchaser, LLC	Automobiles	Delayed Draw Term Loan	9.57% (S + 5.25%; 0.75% Floor)	5/24/2028	1,190,476	1,180,857	1,190,476	(13)
Vehlo Purchaser, LLC	Automobiles	Revolver	— (S + 5.25%; 0.75% Floor)	5/24/2028	-	(1,864)	-	(6)(7)(13)
Vehlo Purchaser, LLC	Automobiles	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	5/24/2028	4,285,714	4,251,017	4,285,714	(13)
Velocity Holdco III Inc.	Commercial Services & Supplies	Term Loan	9.91% (S + 5.50%; 1.00% Floor)	4/22/2027	4,460,119	4,460,119	4,460,119	(13)
Veracross LLC	Diversified Consumer Services	Delayed Draw Term Loan	10.92% (S + 6.50%; 1.00% Floor)	12/28/2027	645,835	639,009	645,835	(13)
Veracross LLC	Diversified Consumer Services	Delayed Draw Term Loan	10.92% (S + 6.50%; 1.00% Floor)	12/28/2027	63,602	63,602	63,602	(6)(13)
Veracross LLC	Diversified Consumer Services	Revolver	10.92% (S + 6.50%; 1.00% Floor)	12/28/2027	204,390	200,027	204,390	(6)(13)
Veracross LLC	Diversified Consumer Services	Term Loan	10.92% (S + 6.50%; 1.00% Floor)	12/28/2027	5,207,834	5,152,126	5,207,834	(13)
VIRGIN MEDIA BRISTOL LLC	Cable/Satellite TV	Term Loan	8.30% (S + 3.86%)	1/31/2029	950,000	937,574	932,943	(10)(13)
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	3/21/2031	-	(5,000)	(5,000)	(6)(7)(13)
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.54% (S + 5.25%; 0.75% Floor)	3/21/2031	1,143,485	1,124,673	1,130,556	(6)(13)
Visionary Buyer, LLC	Diversified Telecommunication Services	Term Loan	9.54% (S + 5.25%; 0.75% Floor)	3/21/2031	1,723,847	1,700,455	1,706,608	(13)
Visionary Buyer, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.25%; 0.75% Floor)	3/21/2030	-	(5,475)	(4,310)	(6)(7)(13)
Wealth Enhancement Group, LLC	Diversified Financial Services	Revolver	— (S + 5.00%; 1.00% Floor)	10/2/2028	-	(39)	-	(6)(7)(13)
Wealth Enhancement Group, LLC	Diversified Financial Services	Delayed Draw Term Loan	9.30% (S + 5.00%; 1.00% Floor)	10/2/2028	2,369,989	2,369,989	2,369,989	(13)
Wealth Enhancement Group, LLC	Diversified Financial Services	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	10/2/2028	-	(607)	-	(6)(7)(13)
Wealth Enhancement Group, LLC	Diversified Financial Services	Delayed Draw Term Loan	9.30% (S + 5.00%; 1.00% Floor)	10/2/2028	524,860	524,860	524,860	(13)
Zendesk, Inc.	Software	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/22/2028	-	-	-	(6)(13)
Zendesk, Inc.	Software	Revolver	— (S + 5.00%; 0.75% Floor)	11/22/2028	-	-	-	(6)(13)
Zendesk, Inc.	Software	Term Loan	9.30% (S + 5.00%; 0.75% Floor)	11/22/2028	4,936,820	4,936,824	4,936,824	(13)
Total U.S. 1st Lien/Senior Secured Debt						263,946,185	264,612,483
2nd Lien/Junior Secured Debt — 0.72%
Symplr Software, Inc.	Health Care Technology	Term Loan	12.26% (S + 7.88%; 0.75% Floor)	12/22/2028	988,342	915,020	857,387	(13)
Total U.S. 2nd Lien/Junior Secured Debt						915,020	857,387
Total U.S Corporate Debt						264,861,205	265,469,870
Puerto Rico Corporate Debt — 0.83%
1st Lien/Senior Secured Debt — 0.83%
CORAL US CO BORROWER LLC	Cable/Satellite TV	Term Loan	7.96% (S + 3.52%)	9/23/2029	1,000,000	1,001,250	987,085	(10)(13)
Total Puerto Rico 1st Lien/Senior Secured Debt						1,001,250	987,085
Total Puerto Rico Corporate Debt						1,001,250	987,085
UK Corporate Debt — 0.76%
UK 1st Lien/Senior Secured Debt — 0.76%
Labvantage Systems Limited	Pharmaceuticals	Term Loan	9.54% (S + 5.25%; 1.00% Floor)	12/23/2030	924,185	907,909	910,322	(8)(13)
Total UK 1st Lien/Senior Secured Debt						907,909	910,322
Total UK Corporate Debt						907,909	910,322
TOTAL INVESTMENTS - 224.50%						266,770,364	267,367,277

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Yield	Shares	Cost	Fair Value	Tickmarks
Cash Equivalents — 16.37%
US BANK MMDA GCTS	3.73%	9,844,171	9,844,171	9,844,171	(9)(12)(13)
STATE STREET INSTITUTIONAL US	4.30%	9,640,186	9,640,186	9,640,186	(9)(12)(13)
Total Cash Equivalents			19,484,357	19,484,357
Cash —1.65%
US Dollar		1,968,693	1,968,693	1,968,693
Total Cash			1,968,693	1,968,693
Total Cash and Cash Equivalents			21,453,050	21,453,050
LIABILITIES IN EXCESS OF OTHER ASSETS—(142.52%)				$(169,727,401)
NET ASSETS—100.00%				$119,092,926

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
(3)
Percentages are based on net assets.
(4)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to an interest rate floor. The borrower has an option to choose the benchmark rate, such as the Secured Overnight Financing Rate including adjustment, if any (“S”) or the U.S. Prime Rate (“P”). The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) at the borrower’s option. As of March 31, 2025, rates for 1M S, 3M S and 6M S are 4.32%,4.29%, and 4.19%, respectively. As of March 31, 2025, the P was 7.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2025.
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
(8)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of March 31, 2025, the aggregate fair value of these securities is $1,734,809 or 0.59% of the Fund’s total assets.
(9)
Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(10)
Categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(11)
Aggregate gross unrealized appreciation for federal income tax purposes is $1,184,842; aggregate gross unrealized depreciation for federal income tax purposes is $587,929. Net unrealized appreciation is $596,913. As of March 31, 2025, the cost basis of investments owned was substantially identical for both book and tax purposes.
(12)
Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(13)
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

Unaudited Consolidated Schedule of Investments as of December 31, 2024

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
(3)
Percentages are based on net assets.
(4)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to an interest rate floor. The borrower has an option to choose the benchmark rate, such as the Secured Overnight Financing Rate including adjustment, if any (“S”) or the U.S. Prime Rate (“P”). The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30- day, 90-day or 180-day rates (1M, 3M or 6M, respectively) at the borrower’s option. As of December 31, 2024, rates for 1M S, 3M S and 6M S are 4.33%,4.31%, and 4.25%, respectively. As of December 31, 2024, the P was 7.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2024.
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

March 31, 2025

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

As of March 31, 2025, the Fund’s only consolidated subsidiary was ABPLF.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2025, the Fund did not have any non-accrual investments.

Credit Facility Related Costs, Expenses, Deferred Financing Costs and Unamortized Debt Issuance Costs

The Credit Facilities (as defined in Note 4) are recorded at carrying value, which approximates fair value due to floating interest rates that are based on an index plus spread, which is typically consistent with those demanded in the market. The estimate of the fair value of the Credit Facilities would be classified as Level 3. Interest expense and unused commitment fees on the Credit Facilities are recorded on an accrual basis. Unused commitment fees are included in interest and borrowing expenses in the consolidated statements of operations. Deferred financing costs include capitalized expenses related to the closing of the Credit Facilities. Amortization of deferred financing costs is computed on the straight-line basis over the contractual term. The amortization of such costs is included in interest and borrowing expenses in the consolidated statements of operations, with any unamortized amounts included in deferred financing costs on the consolidated statements of assets and liabilities. Debt issuance costs relating to the term loans provided by the Credit Facilities are amortized on a straight-line basis over the contractual term and included in interest and borrowing expenses in the consolidated statements of operations. The unamortized debt issuance costs are included as a direct reduction of the carrying value of the Credit Facilities (i.e., a contra liability).

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

The Fund will elect to be treated and intends to continue to qualify for federal income tax purposes as a RIC under Subchapter M of the Code. So long as the Fund is able to maintain its status as a RIC, it will generally not be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to its shareholders, and any tax liability related to income earned by the Fund will represent obligations of the Fund’s investors and will not be reflected on the financial statements of the Fund. To qualify and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements, and distribute at least 90% of its annual investment company taxable income, which is generally its net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years for which it paid no U.S. federal income taxes. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. As of March 31, 2025, and December 31, 2024, the Fund had no excise tax.

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

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to paid-in capital in excess of par or distributable earnings, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are determined in conjunction with the preparation of the Fund’s annual RIC tax return. The amount to be paid out as a distribution is determined by the Board of Trustees of the Fund (the “Board”) or its designee each month and is generally based upon the earnings estimated by the Adviser. The Fund may pay distributions to its shareholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its Common Shares. The Fund intends to timely distribute to its shareholders substantially all of its annual taxable income for each year, except that the Fund may retain certain net capital gains for reinvestment and, depending upon the level of the Fund’s taxable income earned in a year, the Fund may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. The specific tax characteristics of the Fund’s distributions will be reported to shareholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Fund will be able to declare such distributions in future periods.

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

Offering Cost and Organizational Expenses

Organization expenses include, among other things, the cost of incorporating the Fund and the cost of legal services and other fees pertaining to the Fund’s organization. These costs are expensed as incurred. For the three months ended March 31, 2025, the Fund incurred organizational expenses of $0. For the three months ended March 31, 2024 the Fund incurred organization expenses of $152,538, which will be paid on behalf of the Fund by the Adviser and have been recorded as an expense on the statement of operations.

Pursuant to the Fund’s Expense Support and Conditional Reimbursement Agreement, as defined below, the entire organizational expense payable was recorded as a receivable from Adviser as of December 31, 2024.

The Fund’s offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Fund’s registration statement (and any amendments or supplements thereto) relating to the Offering and associated marketing materials. For the three months ended March 31, 2025, the Fund incurred offering expenses of $400,832. For the three months ended March 31, 2024, the Fund incurred offering expenses of $0. As of March 31, 2025 and December 31, 2024, there were no offering costs payable. Offering expenses are recorded as deferred offering costs on the statement of assets and liabilities and are amortized to expense on the Fund’s statement of operations over 12 months from the commencement of operations.

Segment Reporting

The Fund represents a single operating segment. An operating segment is defined in U.S. GAAP as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Fund’s Chief Financial Officer is the CODM. The CODM monitors the operating results of the Fund as a whole and the pre-determined Fund’s long-term investment strategy, which is executed by the Fund management group. The qualitative and quantitative information contained within the financial statements is used by the CODM to assess the segments performance versus the Fund’s comparative benchmark and to make resource allocation decisions. Segment assets are reflected on the consolidated statement of assets and liabilities and segment expenses are listed on the consolidated statement of operations.

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

For the three months ended March 31, 2025, the Fund incurred management fees of $365,133. Management fees of $1,314,784 remained payable as of March 31, 2025. For the three months ended March 31, 2024, the Fund did not incur management fees.

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

The Fund incurred income-based incentive fees for the three months ended March 31, 2025 and March 31, 2024 of $295,101 and $0, respectively.

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

For the three months ended March 31, 2025 and 2024,the Fund incurred capital gain incentive fees of $1,300 and $0, respectively.

As of March 31, 2025 and December 31, 2024, incentive fee payable was $988,851 and $692,450, respectively.

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

Administration Agreement

On August 7, 2024, the Fund entered into an Administration Agreement with AB Private Credit Investors LLC (in its capacity as administrator, the “Administrator”). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Fund’s other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. The Fund also is liable to reimburse the Administrator for the Fund’s allocable portion of compensation of the Administrator’s personnel, including but not limited to: (i) the Fund’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Fund; and (iii) any internal audit group personnel of the Administrator or any of its affiliates. The Administrator may defer or waive rights to be reimbursed for the costs and expenses noted above including the Fund’s allocable portion of compensation of the Administrator’s personnel, subject to the limitations described in the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Fund will reimburse the Administrator for any services performed for the Fund by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator receives compensation for its sub-administrative services under a sub-administration agreement. For the three months ended March 31, 2025 and 2024, the Fund incurred administration expense fees of $60,070 and $0, respectively.

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

For the three months ended March 31, 2025, the Fund is entitled to reimbursements from the Adviser in the amount of $1,015,155, of which $484,439 remains outstanding as of March 31, 2025. For the three months ended March 31, 2024, the Fund incurred reimbursements of $152,538, of which $0 remains outstanding as of December 31, 2024.

Transfer Agency Agreement

On August 7, 2024, the Fund and AllianceBernstein Investor Services, Inc. (“ABIS”), an affiliate of the Fund, entered into an agreement pursuant to which ABIS will provide transfer agent services to the Fund. The Fund bears the expenses related to the agreement with ABIS.

For the three months ended March 31, 2025 and 2024, the Fund incurred $5,964 and $0, respectively, in transfer agent fees. As of March 31, 2025 and December 31, 2024, $20,424 and $14,460, respectively, of accrued transfer agent fees remained payable.

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

Ownership by Affiliates

As of March 31, 2025, AXA Equitable Financial Services LLC, an affiliated financial services company owned by Equitable Holdings, Inc. owned 4,400,000 class I shares of the Fund. This represents 93.65% and 95.75% of the outstanding class I shares as of March 31, 2025 and December 31, 2024, respectively.

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

On February 24, 2025, ABPLF entered into the first amendment (the "First ABPLF Credit Facility Amendment") to the ABPLF Credit Facility. The First ABPLF Credit Facility Amendment, among other changes, (i) increased the ABPLF Credit Facility's maximum commitment for Class A-R Loans on a revolving basis from $100,000,000 to $110,000,000, and (ii) increased the ABPLF Credit Facility's maximum commitment for Class A-T Loans on a term basis from $100,000,000 to $110,000,000.

The Fund’s outstanding borrowings through the Credit Facilities as of March 31, 2025 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
Scotia Credit Facility	$75,000,000	$9,000,000	$66,000,000	$9,000,000
Scotia Term Loan	25,000,000	25,000,000	—	25,000,000
ABPLF Credit Facility	110,000,000	23,750,000	86,250,000	23,750,000
ABPLF Term Loan	110,000,000	110,000,000	—	110,000,000
Total	$320,000,000	$167,750,000	$152,250,000	$167,750,000

As of March 31, 2025, deferred financing costs and debt issuance costs were $1,253,305 and $895,217, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

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

Interest Expense on Borrowings

For the three months ended March 31, 2025 and 2024, the components of interest and other debt expenses related to the borrowings were as follows:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Interest and borrowing expenses	$2,844,111	$—
Commitment fees	151,378	—
Amortization of deferred financing costs	350,030	—
Total	$3,345,519	$—
Weighted average interest rate(1) (2)	7.98%	—
Average outstanding balance(2)	$170,027,778	$—

(1)
Calculated as the annualized amount of the stated interest and borrowing expense divided by average borrowings for the period.
(2)
Calculated for the period from initial drawdowns of the Credit Facilities through March 31, 2025 and 2024, respectively.

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

The following tables summarizes the valuation of the Fund’s investments as of March 31, 2025:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$19,484,357	$-	$-	$19,484,357
Total Cash Equivalents	$19,484,357	$-	$-	$19,484,357

Assets*
1st Lien/Senior Secured Debt	$-	$3,883,956	$262,625,934	$266,509,890
2nd Lien/Junior Secured Debt	$-	$-	$857,387	$857,387
Total	$-	$3,883,956	$263,483,321	$267,367,277
Total assets	$19,484,357	$3,883,956	$263,483,321	$286,851,634

* See consolidated schedule of investments for industry classifications.

The following tables summarizes the valuation of the Fund’s investments as of December 31, 2024:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$10,821,506	$—	$—	$10,821,506
Total Cash Equivalents	$10,821,506	$—	$—	$10,821,506

Assets*
1st Lien/Senior Secured Debt	$—	$3,949,842	$274,935,685	$278,885,527
2nd Lien/Junior Secured Debt	—	—	891,979	891,979
Total	$—	$3,949,842	$275,827,664	$279,777,506
Total assets	$10,821,506	$3,949,842	$275,827,664	$290,599,012

* See consolidated schedule of investments for industry classifications.

The following is a reconciliation of Level 3 Assets for the three months ended March 31, 2025:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Total
Balance as of December 31, 2024	$274,935,685	891,979	$275,827,664
Purchases (including capitalized PIK)	11,795,018	—	11,795,018
Sales and principal repayments	(24,428,364)	—	(24,428,364)
Realized gain	—	—	—
Net amortization of premium/discount	213,131	3,646	216,777
Net change in unrealized appreciation (depreciation)	110,464	(38,238)	72,226
Balance as of March 31, 2025	$262,625,934	$857,387	$263,483,321
Change in unrealized appreciation (depreciation) for investments still held	166,681	(38,238)	128,443

The following is a reconciliation of Level 3 Assets for the year ended December 31, 2024:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Total
Balance as of December 31, 2023	$—	$—	$—
Purchases (including capitalized PIK)	297,991,400	901,862	298,893,262
Sales and principal repayments	(24,313,285)	—	(24,313,285)
Realized gain	—	—	—
Net amortization of premium/discount	673,345	9,512	682,857
Net change in unrealized appreciation (depreciation)	584,225	(19,395)	564,830
Balance as of December 31, 2024	$274,935,685	$891,979	$275,827,664
Change in unrealized appreciation (depreciation) for investments still held	584,225	(19,395)	564,830

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of March 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of March 31, 2025	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	253,441,495	Market Yield Analysis	Market Yield	8.0% - 14.0% (9.5%)	Decrease
1st Lien/Senior Secured Debt	9,184,439	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	857,387	Market Yield Analysis	Market Yield	18.00%	Decrease
Total Assets	$263,483,321

(1)
Weighted averages are calculated based on fair value of investments.

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

6.
Commitments and Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of March 31, 2025 the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment type as of March 31, 2025 and December 31, 2024:

			3/31/2025		12/31/2024
Investment Type	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
AAH Topco, LLC	Revolver	12/22/2027	282,352	(706)	278,117	(4,235)
AAH Topco, LLC	Delayed Draw Term Loan	12/22/2027	473,999	-	-	-
Admiral Buyer, Inc.	Delayed Draw Term Loan	5/8/2028	87,727	(439)	87,727	-
Admiral Buyer, Inc.	Revolver	5/8/2028	487,579	(2,438)	487,579	-
Admiral Buyer, Inc.	Delayed Draw Term Loan	12/6/2029	37,920	-	-	-
Amercare Royal LLC	Delayed Draw Term Loan	9/10/2030	232,088	-	232,088	-
Amercare Royal LLC	Revolver	9/10/2030	24,332	(61)	24,332	(122)
AppViewX, Inc.	Delayed Draw Term Loan	12/24/2031	102,990	-	102,990	-
AppViewX, Inc.	Revolver	12/24/2031	99,668	-	98,671	(997)
Avalara, Inc.	Revolver	10/19/2028	-	-	397,545	-
Avant Communications, LLC	Revolver	11/30/2026	216,876	(542)	216,876	-
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	334,456	-	334,456	-
Bonterra LLC	Revolver	9/8/2027	-	-	61,993	(155)
Bonterra LLC	Revolver	3/5/2032	74,392	(744)	-	-
Bonterra LLC	Delayed Draw Term Loan	3/5/2032	88,889	(444)	-	-
Brightspot Buyer, Inc.	Revolver	11/16/2027	201,664	(3,529)	198,639	(3,025)
BSI2 Hold Nettle, LLC	Revolver	6/30/2028	126,758	(1,268)	126,758	-
Businessolver.com, Inc.	Delayed Draw Term Loan	12/1/2027	351,144	(1,756)	351,144	-
BV EMS Buyer, Inc	Revolver	11/23/2027	23,471	(117)	23,471	-
Community Based Care Acquisition, Inc.	Revolver	9/16/2027	332,760	-	331,096	(1,664)
DA Blocker Corp.	Delayed Draw Term Loan	2/10/2032	220,588	-	-	-
DA Blocker Corp.	Revolver	2/10/2032	51,471	-	-	-
Datacor, Inc.	Delayed Draw Term Loan	3/13/2029	1,379,153	-	1,379,153	-
Datacor, Inc.	Revolver	3/13/2029	241,352	-	241,352	-
DeLorean Purchaser, Inc.	Revolver	12/16/2031	130,435	-	128,478	(1,957)
EET Buyer, Inc.	Revolver	11/8/2027	379,836	(950)	379,836	-
Einstein Parent, Inc.	Revolver	1/22/2031	93,750	-	-	-
Exterro, Inc.	Revolver	6/1/2027	311,967	-	311,967	-
Foundation Risk Partners, Corp.	Revolver	10/29/2029	447,125	-	447,125	-
Fusion Holding, Corp.	Revolver	9/15/2027	227,332	-	442,161	(12,503)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	5/25/2028	31,779	-	31,779	-
GS AcquisitionCo, Inc.	Revolver	5/25/2028	30,954	-	30,877	(77)
HireVue, Inc.	Revolver	5/3/2029	382,431	-	195,040	(1,970)
HITRUST Services, LLC	Revolver	3/14/2031	190,476	-	-	-
Honor HN Buyer, Inc.	Delayed Draw Term Loan	10/15/2027	438,633	-	438,633	-
Honor HN Buyer, Inc.	Revolver	10/15/2027	102,500	-	102,500	-
Iodine Software, LLC	Revolver	5/19/2027	372,658	-	372,658	-
Joink, LLC	Delayed Draw Term Loan	10/4/2030	935,750	-	1,015,800	(7,676)
Joink, LLC	Revolver	10/4/2030	87,727	-	86,411	(1,316)
KPA Parent Holdings, Inc	Delayed Draw Term Loan	3/12/2032	114,943	-	-	-
KPA Parent Holdings, Inc	Revolver	3/12/2032	80,460	-	-	-
Labvantage Solutions Inc.	Revolver	12/23/2030	44,485	-	43,818	(667)
Level Data, LLC	Delayed Draw Term Loan	3/5/2031	310,078	(2,326)	-	-
Level Data, LLC	Revolver	3/5/2031	116,279	(1,163)	-	-
LivTech Purchaser, Inc.	Delayed Draw Term Loan	11/24/2031	470,588	(2,353)	468,235	(2,353)
LivTech Purchaser, Inc.	Revolver	11/24/2031	117,647	(588)	116,471	(1,176)
Mavenlink, Inc.	Revolver	6/3/2027	49,663	-	48,297	(1,366)

Medical Management Resource Group, L.L.C.	Revolver	9/30/2026	42,059	-	29,904	(379)
Mist Holding Co.	Delayed Draw Term Loan	12/23/2030	272,727	-	271,364	(1,364)
Mist Holding Co.	Delayed Draw Term Loan	12/23/2030	120,152	(1,202)	119,551	(601)
Mist Holding Co.	Revolver	12/23/2030	90,909	(227)	90,000	(909)
MMP Intermediate, LLC	Revolver	2/15/2029	237,978	(1,190)	237,383	(595)
Mr. Greens Intermediate, LLC	Delayed Draw Term Loan	5/1/2029	770,757	(9,634)	864,078	-
Mr. Greens Intermediate, LLC	Revolver	5/1/2029	259,223	(2,592)	345,631	-
MSP Global Holdings, Inc.	Delayed Draw Term Loan	4/9/2029	222,654	(2,227)	222,097	(557)
MSP Global Holdings, Inc.	Revolver	4/9/2029	380,291	-	415,399	(1,041)
Nasuni Corporation	Revolver	9/10/2030	315,800	(8,684)	311,063	(4,737)
Navigate360, LLC	Delayed Draw Term Loan	3/17/2027	-	-	598,499	-
Navigate360, LLC	Revolver	3/17/2027	260,083	(1,300)	258,132	(1,951)
NC Topco, LLC	Delayed Draw Term Loan	8/29/2031	389,342	(1,947)	386,422	(2,920)
NC Topco, LLC	Revolver	9/1/2031	155,737	(1,557)	154,569	(1,168)
NMI Acquisitionco, Inc.	Revolver	9/6/2028	197,434	(494)	194,473	(2,962)
OPOC Acquisition, LLC	Delayed Draw Term Loan	12/20/2030	174,825	(2,185)	173,514	(1,311)
OPOC Acquisition, LLC	Revolver	12/20/2030	69,930	(524)	61,993	(944)
Ping Identity Holding Corp.	Revolver	10/17/2028	449,029	(3,368)	449,029	-
Priority OnDemand Midco 2, L.P.	Delayed Draw Term Loan	7/17/2028	1,082,205	(13,528)	1,107,696	-
Ranger Buyer, Inc.	Revolver	11/18/2027	364,822	(1,824)	364,822	-
REP TEC Intermediate Holdings, Inc.	Revolver	12/1/2027	96,955	(727)	96,955	-
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	9/30/2031	268,554	(2,014)	266,540	(2,014)
Ridge Trail US Bidco, Inc.	Revolver	3/30/2031	65,348	-	64,368	(980)
Saab Purchaser, Inc.	Delayed Draw Term Loan	11/12/2031	191,489	(1,915)	190,532	(957)
Saab Purchaser, Inc.	Revolver	11/12/2031	95,745	(957)	94,787	(957)
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	374,543	-	371,734	(2,809)
Sauce Labs Inc	Delayed Draw Term Loan	8/16/2027	-	-	555,975	(7,038)
Sauce Labs Inc	Revolver	8/16/2027	500,260	-	489,005	(11,256)
Second Nature Brands, Inc.	Revolver	2/6/2031	88,931	-	-	-
Serrano Parent, LLC	Revolver	5/13/2030	540,984	(4,057)	530,164	(10,820)
Socket Holdings Corporation	Delayed Draw Term Loan	3/31/2031	271,186	-	-	-
Socket Holdings Corporation	Revolver	3/31/2031	67,794	-	-	-
Soladoc, LLC	Revolver	6/12/2028	230,470	(1,729)	222,979	(7,490)
Tau Buyer, LLC	Delayed Draw Term Loan	2/2/2032	763,969	-	-	-
Tau Buyer, LLC	Revolver	2/2/2032	298,425	-	-	-
Telcor Buyer, Inc.	Revolver	8/20/2027	113,480	(567)	113,480	-
Thrive Buyer, Inc.	Revolver	1/22/2027	-	-	16,648	-
Towerco IV Holdings, LLC	Delayed Draw Term Loan	8/31/2028	231,118	(4,622)	268,396	-
Ungerboeck Systems International, LLC	Revolver	4/30/2027	17,560	(439)	17,473	(88)
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	117,647	(2,112)	-	-
Vectra AI, Inc.	Delayed Draw Term Loan	3/2/2028	353,355	-	349,821	(3,534)
Vectra AI, Inc.	Revolver	3/2/2028	141,342	(707)	139,928	(1,413)
Vehlo Purchaser, LLC	Revolver	5/24/2028	238,095	-	238,095	-
Veracross LLC	Revolver	12/28/2027	204,390	-	142,785	-
Veracross LLC	Delayed Draw Term Loan	12/28/2027	792,133	-	-	-
Versaterm Public Safety Inc.	Revolver	12/4/2025	-	-	190,820	-
Visionary Buyer, LLC	Delayed Draw Term Loan	3/21/2031	580,362	(2,902)	1,120,500	-
Visionary Buyer, LLC	Revolver	3/21/2030	430,962	(2,155)	429,884	(1,077)

Visionary Buyer, LLC	Delayed Draw Term Loan	3/21/2031	1,000,000	-	-	-
Wealth Enhancement Group, LLC	Revolver	10/2/2028	185,263	(926)	185,263	-
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	10/2/2028	258,051	(4,757)	258,051	-
Zendesk, Inc.	Revolver	11/22/2028	497,725	(4,977)	497,725	-
Zendesk, Inc.	Delayed Draw Term Loan	11/22/2028	1,208,761	(12,088)	1,208,761	-
Total			$27,019,979	$(119,558)	$24,350,359	$(113,131)

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

As of March 31, 2025, the cumulative amount subject to recoupment by the Adviser amounts to $5,250,884.

7.
Net Assets

Transactions in Shares

The following table summarizes the total Shares issued and proceeds related to the Offering:

Share Issue Date	Shares Issued	Proceeds Received
For the Three Months Ended March 31, 2025
January 2, 2025	43,379	$1,100,000
February 3, 2025	55,233	$1,400,000
Total	98,612	$2,500,000

There were no Shares issued or proceeds related to the Offering during the three months ended March 31, 2024.

Distributions

Distributions to shareholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute monthly distributions to its shareholders. The Fund’s monthly distributions, if any, will be determined by the Board. Any distributions to the Fund’s shareholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared for the Fund's Class I shares during the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
1/22/2025	1/31/2025	2/28/2025	0.23	$1,078,474
2/21/2025	2/28/2025	3/31/2025	0.23	1,102,112
3/21/2025	3/31/2025	4/30/2025	0.20	951,342
				$3,131,928

There were no distributions declared for the Fund's Class I shares during the three months ended March 31, 2024.

Distribution Reinvestment Plan

On May 30, 2024, the Fund adopted a distribution reinvestment plan. See Note 2–Significant Accounting Policies–Distributions.

The following table summarizes the total shares reinvested as of March 31, 2025:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
1/22/2025	1/31/2025	2/1/2025	1,873	$47,478
2/21/2025	2/28/2025	3/1/2025	2,425	61,330
3/21/2025	3/31/2025	4/1/2025	-	-
			4,298	$108,808

There were no shares reinvested during the three months ended March 31, 2024.

Share Repurchase Program

Beginning the first full calendar quarter following the date on which the Offering began, the Fund commenced a share repurchase program in which the Fund intends to repurchase, in each quarter, subject to the discretion of the Board, up to 5% of the Fund’s Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Fund’s best interest and the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter.

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

8. Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per Share for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Net increase (decrease) in net assets from operations	$3,089,970	$—
Weighted average common shares outstanding	4,676,871	—
Earnings per common share-basic and diluted	$0.66	$—

9. Financial Highlights

Below is the schedule of financial highlights of the Fund for Class I shares for the three months ended March 31, 2025:

For the Three Months Ended March 31, 2025
Per Share Data: (1)
Net asset value, beginning of period	$25.36
Net investment income (loss)	0.65
Net realized and unrealized gains (losses) on investments	0.00
Net increase (decrease) in net assets resulting from operations	$0.65
Distributions to stockholders	(0.66)
Net asset value, end of period	$25.35
Shares outstanding, end of period	4,698,131
Total return at net asset value before incentive fees(2)(3)	2.88%
Total return at net asset value after incentive fees(2)(3)	2.63%
Ratio/Supplemental Data:
Net assets, end of period	$119,092,926
Ratio of total expenses to weighted average net assets(4)	16.32%
Ratio of net expenses to weighted average net assets(4)	13.67%
Ratio of net investment income (loss) before waivers to weighted average net assets (4)	8.82%
Ratio of net investment income (loss) after waivers to weighted average net assets(4)	11.47%
Ratio of interest and credit facility expenses to weighted average net assets(4)	11.40%
Ratio of incentive fees to weighted average net assets	0.25%
Portfolio turnover rate	4.27%
Asset coverage ratio(5)	170.99%

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

• the effect of legal, tax and regulatory changes; and

• the other risks, uncertainties and other factors the Fund identifies under “Risk Factors” of its Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by the Fund that the Fund’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in the Fund's Prospectus, Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, the Fund assumes no duty and does not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this Quarterly Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because the Fund is an investment company.

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

The Initial Portfolio is comprised of performing U.S. dollar-denominated private credit investments that the Fund believes exhibit attractive risk-adjusted returns, diversification and qualities consistent with those prioritized by AB-PCI during the investment process. The investments and unfunded obligations in the Initial Portfolio are consistent with the Fund’s investment objectives, investment strategy and the investment requirements set forth under the 1940 Act and were selected using the same origination standards and selective investment approach that the Adviser employs for the Fund.

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

Recent Developments

See “Item 1. Financial Statement—Notes to Financial Statement—Note 10. Subsequent Events” for a summary of recent developments.

Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
Investments in Portfolio Companies	$(9,827,636)	(1)	$—
Draw Downs against Revolvers and Delayed Draw Term Loan	(2,115,145)		—
Principal Repayments	24,433,408	(2)	—
Sales	—		—
Net Repayments (Investments)	$12,490,627		$—

(1)
Includes investments in 82 portfolio companies.
(2)
Includes $653,559 in revolver and delayed draw term paydowns.

The following table shows the composition of the investment portfolio and associated yield data as of March 31, 2025:

	As of March 31, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$265,855,344	92.24%	$266,509,890	92.27%	10.12%
Second Lien Junior Secured Debt	915,020	0.32%	857,387	0.30%	19.23%
Cash and Cash equivalents	21,453,050	7.44%	21,453,050	7.43%
Total	$288,223,414	100.00%	$288,820,327	100.00%

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

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025	As of December 31, 2024
Number of portfolio companies	92	82
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	—%	—%

(1)
Measured as a percentage of fair value basis and excluding equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of March 31, 2025:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Performing	$266,770,364	100.00%	$267,367,277	100.00%
Non-accrual	-	—%	-	—%
Total	$266,770,364	100.00%	$267,367,277	100.00%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2024:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Performing	$279,190,990	100%	$279,777,506	100%
Non-accrual	-	—%	-	—%
Total	$279,190,990	100%	$279,777,506	100%

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2025 and December 31, 2024, the Fund did not have any non-accrual investments.

The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, at amortized cost and fair value as of March 31, 2025 (with corresponding percentage of total portfolio investments):

	As of March 31, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Auto Components	$5,375,181	2.01%	$5,428,135	2.03%
Automobiles	6,225,233	2.33%	6,271,362	2.35%
Banks	4,700,605	1.76%	4,761,144	1.78%
Broadcast Serv/Program	990,350	0.37%	976,645	0.37%
Cable/Satellite TV	1,938,824	0.73%	1,920,028	0.72%
Capital Markets	786,856	0.29%	798,863	0.30%
Chemicals	5,496,179	2.06%	5,534,479	2.07%
Commercial Services & Supplies	11,137,546	4.17%	11,194,844	4.19%
Construction & Engineering	4,094,810	1.53%	4,112,096	1.54%
Diversified Consumer Services	14,602,397	5.47%	14,696,224	5.50%
Diversified Financial Services	13,189,951	4.94%	13,252,995	4.96%
Diversified Telecommunication Services	31,328,474	11.74%	31,401,110	11.74%
Food & Staples Retailing	2,216,991	0.83%	2,216,991	0.83%
Health Care Equipment & Supplies	5,474,189	2.05%	5,488,009	2.05%
Health Care Providers & Services	28,347,232	10.63%	28,282,498	10.58%
Health Care Technology	18,450,864	6.92%	18,490,924	6.92%
Hotels, Restaurants & Leisure	8,520,024	3.19%	8,569,267	3.21%
Insurance	14,438,754	5.41%	14,417,504	5.39%
Internet and Direct Marketing Retail	5,302,961	1.99%	5,372,044	2.01%
Leisure Products	1,150,781	0.43%	1,153,454	0.43%
Media	2,010,987	0.75%	2,010,921	0.75%
Pharmaceuticals	933,348	0.36%	935,946	0.35%
Professional Services	16,925,772	6.35%	16,968,776	6.35%
Property/Casualty Ins	994,924	0.38%	987,283	0.37%
Real Estate Management & Development	8,108,233	3.05%	8,103,670	3.03%
Software	41,095,175	15.40%	40,998,090	15.32%
Technology Hardware, Storage & Peripherals	12,933,723	4.86%	13,023,975	4.86%
	$266,770,364	100.00%	$267,367,277	100.00%

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

Results of Operations

The following is a summary of the Fund’s operating results for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Total investment income	$7,378,731	$—
Total expenses	5,314,313	152,538
Less: expenses reimbursed by the Adviser	(1,015,155)	(152,538)
Income tax expense, including excise tax	—	—
Net investment income after tax	3,079,573	—
Net realized and change in unrealized gains (losses) on investment transactions:	—	—
Net realized gain (loss) from:
Net realized and change in unrealized appreciation and depreciation on investments	10,397	—
Net increase in net assets resulting from operations	$3,089,970	$—

Investment Income

For the three months ended March 31, 2025 and 2024, the Fund’s investment income was comprised of $7,267,220 and $0 of interest income, which includes $217,907 and $0 from the net amortization of premium and accretion of discounts, $43,553 and $0 of payment-in-kind interest, and $67,958 and $0 of dividend income, respectively for the periods presented.

Operating Expenses

The following is a summary of the Fund’s operating expenses for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Interest and borrowing expenses	$3,345,519	$—
Organizational expense	—	152,538
Offering fee expense	400,832	—
Income-based incentive fee	295,101	—
Other expenses	187,034	—
Management fees	365,133	—
Professional fees	651,736	—
Directors' fees	51,313	—
Trustees’ fees	10,382	—
Transfer agent fees	5,963	—
Capital gain incentive fees	1,300	—
Total expenses	5,314,313	152,538
Income tax expense, including excise tax	—	—
Total expenses	$5,314,313	$152,538

Interest and Borrowing Expenses

Interest and borrowing expenses include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Credit Facilities. Interest and borrowing expenses for the three months ended March 31, 2025 and 2024 were $3,345,519 and $0, respectively. The weighted average interest rate for the three months ended March 31, 2025 was 7.98%.

Management Fee

The gross management fee expenses for the three months ended March 31, 2025 and 2024 was $365,133 and $0, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended March 31, 2025, the Fund had $10,397 in net change in unrealized appreciation on $267,367,277 of investments in 82 portfolio companies. Net change in unrealized appreciation for the period for the three months ended March 31, 2024, resulted from an increase in fair value, primarily due to positive valuation adjustments on level 3 securities.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2025, the net increase in net assets resulting from operations was $3,089,970. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2025, the Fund’s per share net increase in net assets resulting from operations was $0.66.

Cash Flows

For the three months ended March 31, 2025, cash increased by $9,716,259. During the same period, cash used in operating activities was $14,452,837, primarily as a result of net purchases of investments. The Fund used $4,736,578 from financing activities, primarily from distributions paid, repayments of credit facilities and financing costs paid, offset by issuance of Common Shares.

Hedging

The Fund may enter into interest rate, foreign exchange, and/or other derivative arrangements to hedge against interest rate, currency, and/or other credit related risks through the use of futures, options and forward contracts. These hedging activities will be subject to the applicable legal and regulatory compliance requirements; however, there can be no assurance any hedging strategy employed will be successful. The Fund may also seek to borrow capital in local currency as a means to hedging non-U.S. dollar denominated investments. For the three months ended March 31, 2025 and 2024, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, the Fund had $21,453,050 and $11,736,791 in cash and cash equivalents, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund intends to sell its shares on a continuous monthly basis at a per share price equal to the then-current NAV per share.

The Fund’s primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying AB-PCI (in its capacity as the Adviser and the Administrator) or AB High Yield), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Common Shares.

Cash and cash equivalents as of March 31, 2025, taken together with the Fund’s $152,250,000 undrawn amount on its Credit Facilities, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

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

As of March 31, 2025, the Fund has unfunded commitments to fund future investments in the amount of $27,019,979 and contractual obligations in the form of Credit Facilities of $167,750,000.

Equity Activity

The Fund can offer up to $1,000,000,000 of Common Shares in the Offering on a “best efforts” basis through AllianceBernstein Investments, Inc., the Managing Dealer, a registered broker-dealer.

During the period ended March 31, 2025, the Fund issued 98,612 Class I Shares for total proceeds of $2,500,000.

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and shares reinvested for the three months ended March 31, 2025. There was no equity activity during the three months ended March 31, 2024.

Declaration Year	Class S Shares	Class D Shares	Class I shares
2025	-	-	$3,131,928

Reinvestment	Amount	Shares
2025	$108,808	4,298

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

Share Repurchase Program

At the discretion of the Board, the Fund has commenced a share repurchase program in which the Fund may repurchase, in each quarter, up to 5% of the NAV of the Fund’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Fund’s liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares. Under the share repurchase plan, to the extent the Fund offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased net of the Early Repurchase Deduction. The one-year holding period for the Early Repurchase Deduction is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders across all shares. For the periods ended March 31, 2025 and 2024, there were no shares tendered.

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

On February 24, 2025, ABPLF entered into the first amendment (the "First ABPLF Credit Facility Amendment") to the ABPLF Credit Facility. The First ABPLF Credit Facility Amendment, among other changes, (i) increased the ABPLF Credit Facility's maximum commitment for Class A-R Loans on a revolving basis from $100,000,000 to $110,000,000, and (ii) increased the ABPLF Credit Facility's maximum commitment for Class A-T Loans on a term basis from $100,000,000 to $110,000,000.

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

As of March 31, 2025 and December 31, 2024, the Fund had an aggregate principal amount of $167,750,000 and $172,750,000 of borrowings under the Credit Facilities and had an asset coverage ratio of 171% and 167%, respectively.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2025, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 300 basis points	(662,781)	(419,375)	(243,406)
Down 200 basis points	(2,651,125)	(1,677,500)	(973,625)
Down 100 basis points	(5,302,249)	(3,355,000)	(1,947,249)
Down 25 basis points	(7,919,221)	(5,032,500)	(2,886,721)
Up 100 basis points	2,651,125	1,677,500	973,625
Up 200 basis points	5,302,249	3,355,000	1,947,249
Up 300 basis points	7,953,374	5,032,500	2,920,874

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

Item 5. Other Information

Insider Trading Arrangements and Policies

For the fiscal quarter ended March 31, 2025, none of the Fund’s trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1

First Amendment to Credit Agreement, dated as of February 24, 2025, among ABPLF SPV I LLC, as borrower, the Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as custodian and the lenders signatory thereto (1).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101*

* Filed herewith

(1)
Incorporated by reference to the Fund’s Current Report on Form 8-K (File No. 814-01744), filed on February 26, 2025 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB PRIVATE LENDING FUND

Date: May 15, 2025	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer
(Principal Financial and Accounting Officer)