Form 10-Q
period 2025-06-30
AB Private Lending Fund
filed 2025-08-14
CIK 1982701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01744

AB Private Lending Fund

(Exact name of registrant as specified in its charter)

Delaware	93-6555027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of Registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of August 14, 2025, was 5,643,983, 0, and 0 of Class I, Class S and Class D common shares, respectively.

AB PRIVATE LENDING FUND

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

Item 1. Consolidated Financial Statements

AB Private Lending Fund

Consolidated Statements of Assets and Liabilities

	As of June 30, 2025 (unaudited)	As of December 31, 2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $269,102,328 and $279,190,990, respectively)	$269,156,378	$279,777,506
Total investments, at fair value (amortized cost of $269,102,328 and $279,190,990, respectively)	269,156,378	279,777,506
Cash and cash equivalents	6,986,866	11,736,791
Deferred financing cost	1,032,620	1,361,338
Deferred offering cost	—	534,442
Interest receivable	1,026,649	943,796
Prepaid expenses	—	61,458
Receivable for investments sold	143	2,920
Receivable due from Adviser	644,928	—
Due to/from Feeder	21,248	—
Total assets	$278,868,832	$294,418,251
Liabilities
Term loan payable (net of debt issuance costs of $753,533 and $972,384, respectively)	$134,246,467	$124,027,616
Credit facility payable	10,750,000	47,750,000
Income distribution payable	1,013,316	—
Interest and borrowing expenses payable	1,453,509	1,756,459
Professional fees payable	386,688	354,708
Management fees payable	1,695,918	949,652
Incentive fee payable	361,562	692,450
Payable to Adviser	—	148,778
Accrued expenses and other liabilities	124,306	47,250
Administrator and custodian fees payable	291,219	161,300
Payable for investments purchased	—	1,938,188
Transfer agent fees payable	5,802	14,460
Trustees’ fees payable	—	51,314
Total Liabilities	$150,328,787	$177,892,175
Commitments and contingencies (see Note 6)
Net Assets
Common shares, par value $0.01 per share (unlimited shares authorized, 5,092,041 and 4,595,221 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	50,921	45,953
Paid-in capital in excess of par value	126,413,518	113,839,437
Distributable earnings	2,075,606	2,640,686
Total net assets	$128,540,045	$116,526,076
Total liabilities and net assets	$278,868,832	$294,418,251
Net asset value per share	$25.24	$25.36

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Investment Income
From non-controlled/non-affiliated investments:
Interest income, net of amortization/accretion	$7,006,888	$5,575,819	$14,274,108	$5,575,819
Payment-in-kind interest	67,660	77,979	111,213	77,979
Dividend income	43,629	42,987	111,587	42,987
Total investment income	7,118,177	5,696,785	14,496,908	5,696,785
Expenses:
Interest and borrowing expenses	3,054,805	2,702,858	6,400,324	2,702,858
Organizational expense	—	699,197	—	851,735
Offering expense	133,610	362,545	534,442	362,545
Income-based incentive fee	354,808	—	649,909	—
Other expenses	172,960	300,119	299,924	300,119
Management fees	381,133	230,990	746,266	230,990
Professional fees	325,136	197,056	976,872	197,056
Directors' fees	51,312	—	102,625	—
Trustees’ fees	9,895	51,103	20,277	51,103
Transfer agent fees	5,802	5,444	11,765	5,444
Administration and custodian fees	69,849	36,870	129,919	36,870
Insurance expenses	—	32,708	—	32,708
Capital gain (loss) incentive fees	(67,859)	47,109	(66,559)	47,109
Total expenses	4,491,451	4,665,999	9,805,764	4,818,537
Less: expenses reimbursed by the Adviser	(538,876)	(1,500,250)	(1,554,031)	(1,652,788)
Net expenses	3,952,575	3,165,749	8,251,733	3,165,749
Net investment income before taxes	3,165,602	2,531,036	6,245,175	2,531,036
Income tax expense, including excise tax	75,220	—	75,220	—
Net investment income	3,090,382	2,531,036	6,169,955	2,531,036
Net realized and change in unrealized gains (losses) on investment transactions:
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(542,863)	376,861	(532,466)	376,861
Net realized and change in unrealized gains (losses) on investment transactions	(542,863)	376,861	(532,466)	376,861
Net increase in net assets resulting from operations	2,547,519	2,907,897	5,637,489	2,907,897
Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.64	$0.58	$1.30	$0.58
Earnings per share (basic and diluted):	$0.53	$0.67	$1.19	$0.67
Weighted average shares outstanding:	4,830,243	4,329,039	4,753,981	4,329,039

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Units
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at March 31, 2025	4,698,131	$46,982	$116,447,216	$2,598,728	$119,092,926
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	3,090,382	3,090,382
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(542,863)	(542,863)
Capital transactions:
Issuance of common shares	387,186	3,872	9,796,128	—	9,800,000
Issuance of common shares pursuant to distribution reinvestment plan	6,724	67	170,174	—	170,241
Redemption of common shares	—	—	—	—	—
Distributions to shareholders	—	—	—	(3,070,641)	(3,070,641)
Total increase (decrease) for the three months ended June 30, 2025	393,910	3,939	9,966,302	(523,122)	9,447,119
Net assets at June 30, 2025	5,092,041	$50,921	$126,413,518	$2,075,606	$128,540,045
Distributions declared per share	—	—	—	$0.65	—
Net assets at December 31, 2024	4,595,221	$45,953	$113,839,437	$2,640,686	$116,526,076
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	6,169,955	6,169,955
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(532,466)	(532,466)
Capital transactions:
Issuance of common shares	485,798	4,858	12,295,142	—	12,300,000
Issuance of common shares pursuant to distribution reinvestment plan	11,022	110	278,939	—	279,049
Redemption of common shares	—	—	—	—	—
Distributions to shareholders	—	—	—	(6,202,569)	(6,202,569)
Total increase (decrease) for the six months ended June 30, 2025	496,820	4,968	12,574,081	(565,080)	12,013,969
Net assets at June 30, 2025	5,092,041	$50,921	$126,413,518	$2,075,606	$128,540,045
Distributions declared per share	—	—	—	$1.31	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Units
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at March 31, 2024	—	$—	$—	$—	$—
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	2,531,036	2,531,036
Net change in unrealized appreciation (depreciation) on investments	—	—	—	376,861	376,861
Capital transactions:
Issuance of common shares	4,400,400	44,004	109,965,996	—	110,010,000
Redemption of common shares	(400)	(4)	(9,996)	—	(10,000)
Net issuance of common shares	4,400,000	44,000	109,956,000	—	110,000,000
Total increase (decrease) for the three months ended June 30, 2024	4,400,000	44,000	109,956,000	2,907,897	112,907,897
Net assets at June 30, 2024	4,400,000	$44,000	$109,956,000	$2,907,897	$112,907,897
Distributions declared per share	—	$—	$—	$—	$—
Net assets at December 31, 2023	—	$—	$—	$—	$—
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	2,531,036	2,531,036
Net change in unrealized appreciation (depreciation) on investments	—	—	—	376,861	376,861
Capital transactions:
Issuance of common shares	4,400,400	44,004	109,965,996	—	110,010,000
Redemption of common shares	(400)	(4)	(9,996)	—	(10,000)
Net issuance of common shares	4,400,000	44,000	109,956,000	—	110,000,000
Total increase (decrease) for the six months ended June 30, 2024	4,400,000	44,000	109,956,000	2,907,897	112,907,897
Net assets at June 30, 2024	4,400,000	$44,000	$109,956,000	$2,907,897	$112,907,897
Distributions declared per share	—	$—	$—	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Cash flows from operating activities
Net increase in net assets resulting from operations	$5,637,489	$2,907,897
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(27,148,777)	(173,614,228)
Proceeds from sales of investments and principal repayments	37,825,202	3,169,800
Payment-in-kind investments	(111,213)	(77,979)
Net change in unrealized depreciation (appreciation) on investments	532,466	(376,861)
Amortization of premium and accretion of discount, net	(476,550)	(156,580)
Amortization of discount, debt issuance and deferred financing costs	724,038	392,002
Amortization of deferred offering costs	534,442	—
Increase or decrease in operating assets and liabilities:
(Increase) decrease in interest receivable	(82,853)	(1,196,694)
(Increase) decrease in due to/from feeder	(21,248)	—
(Increase) decrease in receivable for investments sold	2,777	—
(Increase) decrease in prepaid expenses	61,458	—
(Increase) decrease in receivable due from Adviser	(644,928)	518,733
Increase (decrease) in interest and borrowing expenses payable	(302,950)	1,921,159
Increase (decrease) in organization expense payable	—	68,676
Increase (decrease) in payable to Adviser	(148,778)	301,393
Increase (decrease) in incentive fee payable	(330,888)	47,109
Increase (decrease) in management fees payable	746,266	230,990
Increase (decrease) in professional fees payable	31,980	229,006
Increase (decrease) in trustees’ fees payable	(51,314)	51,103
Increase (decrease) in accrued expenses and other liabilities	77,056	41,321
Increase (decrease) in administrator and custodian fees payable	129,919	36,870
Increase (decrease) in transfer agent fees payable	(8,658)	5,444
Increase (decrease) in offering cost payable	—	(617,381)
Increase (decrease) payable for investments purchased	(1,938,188)	—
Net cash provided by (used for) operating activities	15,036,748	(166,118,220)
Cash flows from financing activities
Issuance of common shares	12,300,000	10,000
Distributions paid	(4,910,204)	—
Redemption of common shares	—	(10,000)
Financing costs paid	(176,469)	(3,419,566)
Borrowings on credit facilities	2,000,000	56,000,000
Repayments of credit facilities	(39,000,000)	(2,000,000)
Proceeds on term loans	10,000,000	125,000,000
Repayment on term loans	—	—
Offering costs paid	—	(603,474)
Net cash provided by (used for) financing activities	(19,786,673)	174,976,960
Net increase in (decrease) in cash	(4,749,925)	8,858,740
Cash and cash equivalents, beginning of period	11,736,791	—
Cash and cash equivalents, end of period	$6,986,866	$8,858,740
Supplemental and non-cash financing activities
Cash paid during the period for interest	$6,044,108	$389,697
Issuance of common shares in exchange for investments	$-	$110,000,000
Issuance of common shares pursuant to distribution reinvestment plan	$279,049	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of June 30, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Investments at Fair Value — 209.39%								(1)(2)(3)(4)
US Corporate Debt — 206.79%
US 1st Lien/Senior Secured Debt — 206.10%
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	12/22/2027	—	(2,273)	(2,370)	(6)(7)(15)
AAH Topco, LLC	Health Care Providers & Services	Term Loan	9.67% (S + 5.25%; 0.75% Floor)	12/22/2027	2,570,030	2,532,892	2,557,180	(15)
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.67% (S + 5.25%; 0.75% Floor)	12/22/2027	2,860,061	2,818,730	2,845,761	(15)
AAH Topco, LLC	Health Care Providers & Services	Revolver	— (S + 5.25%; 0.75% Floor)	12/22/2027	—	(3,861)	(1,412)	(6)(7)(15)
Admiral Buyer, Inc.	Diversified Financial Services	Delayed Draw Term Loan	9.31% (S + 5.00%; 0.75% Floor)	12/6/2029	52,281	51,625	52,281	(6)(15)
Admiral Buyer, Inc.	Diversified Financial Services	Term Loan	9.29% (S + 5.00%; 0.75% Floor)	12/6/2029	202,062	200,176	201,052	(15)
Admiral Buyer, Inc.	Diversified Financial Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	12/6/2029	-	(174)	-	(6)(7)(15)
Admiral Buyer, Inc.	Diversified Financial Services	Term Loan	9.29% (S + 5.00%; 0.75% Floor)	12/6/2029	3,975,219	3,922,811	3,955,343	(15)
Admiral Buyer, Inc.	Diversified Financial Services	Delayed Draw Term Loan	9.32% (S + 5.00%; 0.75% Floor)	12/6/2029	200,474	197,512	199,472	(15)
Admiral Buyer, Inc.	Diversified Financial Services	Revolver	— (S + 5.00%; 0.75% Floor)	12/6/2029	-	(6,101)	(2,438)	(6)(7)(15)
Amercare Royal LLC	Commercial Services & Supplies	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	9/10/2030	1,005,651	996,431	985,538	(15)
Amercare Royal LLC	Commercial Services & Supplies	Revolver	9.32% (S + 5.00%; 1.00% Floor)	9/10/2030	114,172	112,849	111,177	(6)(15)
Amercare Royal LLC	Commercial Services & Supplies	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	9/10/2030	-	-	(3,482)	(6)(7)(15)
Amercare Royal LLC	Commercial Services & Supplies	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	9/10/2030	160,159	158,728	156,956	(15)
Ampler QSR Holdings LLC	Hotels, Restaurants & Leisure	Term Loan	10.16% (S + 5.75%; 2.00% Floor)	7/21/2027	86,841	85,390	86,841	(15)
Ampler QSR Holdings LLC	Hotels, Restaurants & Leisure	Term Loan	10.17% (S + 5.75%; 2.00% Floor)	7/21/2027	4,696,634	4,672,767	4,696,634	(15)
AppViewX, Inc.	Software	Term Loan	9.46% (S + 5.25%; 0.75% Floor)	12/24/2031	797,342	789,795	789,369	(15)
AppViewX, Inc.	Software	Revolver	— (S + 5.25%; 0.75% Floor)	12/24/2031	—	(925)	(997)	(6)(7)(15)
AppViewX, Inc.	Software	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/24/2031	-	-	-	(6)(15)
Avant Communications, LLC	Diversified Telecommunication Services	Term Loan	9.44% (S + 5.00%; 1.00% Floor)	11/30/2026	5,178,720	5,178,720	5,178,720	(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Avant Communications, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.00%; 1.00% Floor)	11/30/2026	—	—	—	(6)(15)
Azurite Intermediate Holdings, Inc.	Software	Term Loan	10.32% (S + 6.00%; 0.75% Floor)	3/19/2031	919,753	907,589	919,753	(15)
Azurite Intermediate Holdings, Inc.	Software	Revolver	— (S + 6.50%; 0.75% Floor)	3/19/2031	-	(4,185)	-	(6)(7)(15)
Azurite Intermediate Holdings, Inc.	Software	Delayed Draw Term Loan	10.32% (S + 6.00%; 0.75% Floor)	3/19/2031	2,090,347	2,063,187	2,090,347	(15)
BHG Holdings, LLC	Health Care Providers & Services	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	4/22/2032	1,850,949	1,819,184	1,818,557	(15)
BHG Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 5.50%; 0.75% Floor)	4/22/2032	—	(4,506)	(4,628)	(6)(7)(15)
BHG Holdings, LLC	Health Care Providers & Services	Revolver	— (S + 5.50%; 0.75% Floor)	4/22/2032	-	(3,976)	(4,085)	(6)(7)(15)
Bonterra LLC	Diversified Financial Services	Term Loan	9.29% (S + 5.00%; 0.75% Floor)	3/5/2032	822,222	814,271	814,000	(15)
Bonterra LLC	Diversified Financial Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	3/5/2032	-	(425)	(445)	(6)(7)(15)
Bonterra LLC	Diversified Financial Services	Revolver	9.29% (S + 5.00%; 0.75% Floor)	3/5/2032	18,942	18,082	18,053	(6)(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/31/2027	809,334	804,923	803,264	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/31/2027	1,820,218	1,810,375	1,806,566	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/31/2027	1,167,361	1,160,999	1,158,606	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/31/2027	924,215	919,218	917,284	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/31/2027	709,253	705,417	703,933	(15)
Brightspot Buyer, Inc.	Media	Term Loan	10.93% (S + 6.50%; 0.75% Floor)	11/16/2027	345,334	339,780	339,291	(15)
Brightspot Buyer, Inc.	Media	Term Loan	10.93% (S + 6.50%; 0.75% Floor)	11/16/2027	1,704,996	1,677,572	1,675,159	(15)
Brightspot Buyer, Inc.	Media	Revolver	— (S + 6.50%; 0.75% Floor)	11/16/2027	-	(3,095)	(3,529)	(6)(7)(15)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Term Loan	9.29% (S + 5.00%; 0.75% Floor)	6/30/2028	1,793,055	1,772,610	1,793,055	(15)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Revolver	9.27% (S + 5.00%; 0.75% Floor)	6/30/2028	80,665	78,119	80,665	(6)(15)
Businessolver.com, Inc.	Professional Services	Term Loan	9.89% (S + 5.50%; 0.75% Floor)	12/1/2027	3,067,026	3,067,026	3,067,026	(15)
Businessolver.com, Inc.	Professional Services	Delayed Draw Term Loan	9.89% (S + 5.50%; 0.75% Floor)	12/1/2027	377,156	377,156	377,156	(6)(15)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	11/23/2027	958,479	944,814	958,479	(15)
BV EMS Buyer, Inc	Health Care Technology	Revolver	10.17% (S + 5.75%; 1.00% Floor)	11/23/2027	64,544	63,305	64,544	(6)(15)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	11/23/2027	1,280,744	1,262,416	1,280,744	(15)
BV EMS Buyer, Inc	Health Care Technology	Delayed Draw Term Loan	10.17% (S + 5.75%; 1.00% Floor)	11/23/2027	1,291,576	1,273,149	1,291,576	(15)
Cerifi, LLC	Banks	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	3/31/2028	2,579,750	2,512,203	2,528,155	(15)
Cerifi, LLC	Banks	Revolver	10.17% (S + 5.75%; 1.00% Floor)	4/1/2027	137,122	134,057	134,379	(15)
Community Based Care Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.64% (S + 5.25%; 1.00% Floor)	9/16/2027	806,994	795,826	802,959	(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Community Based Care Acquisition, Inc.	Health Care Providers & Services	Term Loan	9.64% (S + 5.25%; 1.00% Floor)	9/16/2027	2,112,362	2,083,019	2,101,800	(15)
Community Based Care Acquisition, Inc.	Health Care Providers & Services	Revolver	— (S + 5.25%; 1.00% Floor)	9/16/2027	—	(4,396)	(1,664)	(6)(7)(15)
Community Based Care Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.89% (S + 5.50%; 1.00% Floor)	9/16/2027	1,071,337	1,062,082	1,068,659	(15)
DA Blocker Corp.	Diversified Consumer Services	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	2/10/2032	705,882	699,113	695,294	(8)(15)
DA Blocker Corp.	Diversified Consumer Services	Revolver	9.04% (S + 4.75%; 0.75% Floor)	2/10/2032	22,058	21,360	20,955	(6)(8)(15)
DA Blocker Corp.	Diversified Consumer Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	2/10/2032	-	(1,044)	(2,206)	(6)(7)(8)(15)
Datacor, Inc.	Chemicals	Term Loan	10.82% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/13/2029	5,518,655	5,496,012	5,518,655	(15)
Datacor, Inc.	Chemicals	Delayed Draw Term Loan	10.82% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/13/2029	1,112,600	1,107,842	1,112,600	(6)(15)
Datacor, Inc.	Chemicals	Revolver	10.82% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/13/2029	58,766	57,731	58,766	(6)(15)
DeLorean Purchaser, Inc.	Health Care Technology	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	12/16/2031	867,391	855,136	850,043	(15)
DeLorean Purchaser, Inc.	Health Care Technology	Revolver	— (S + 4.75%; 0.75% Floor)	12/16/2031	-	(1,806)	(2,609)	(6)(7)(15)
DLRdmv, LLC	Automobiles	Term Loan	9.55% (S + 5.25%; 1.00% Floor)	5/7/2032	871,035	862,456	862,324	(15)
DLRdmv, LLC	Automobiles	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	5/7/2032	—	(569)	(581)	(6)(7)(15)
DLRdmv, LLC	Automobiles	Revolver	— (S + 5.25%; 1.00% Floor)	5/7/2032	-	(1,138)	(1,161)	(6)(7)(15)
EET Buyer, Inc.	Construction & Engineering	Term Loan	9.05% (S + 4.75%; 0.75% Floor)	11/8/2027	1,339,530	1,334,795	1,339,530	(15)
EET Buyer, Inc.	Construction & Engineering	Term Loan	9.05% (S + 4.75%; 0.75% Floor)	11/8/2027	2,762,021	2,752,259	2,762,021	(15)
EET Buyer, Inc.	Construction & Engineering	Revolver	— (S + 5.00%; 0.75% Floor)	11/8/2027	-	(1,272)	-	(6)(7)(15)
Einstein Parent, Inc.	Software	Revolver	— (S + 6.50%; 0.75% Floor)	1/22/2031	-	(1,741)	(2,578)	(6)(7)(15)
Einstein Parent, Inc.	Software	Term Loan	10.77% (S + 6.50%; 0.75% Floor)	1/22/2031	906,250	888,946	881,328	(15)
Exterro, Inc.	Software	Revolver	— (S + 5.50%; 1.00% Floor)	6/1/2027	-	-	-	(6)(15)
Exterro, Inc.	Software	Term Loan	9.97% (S + 5.50%; 1.00% Floor)	6/1/2027	3,621,126	3,621,126	3,621,126	(15)
Foundation Risk Partners, Corp.	Insurance	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	10/29/2030	4,096,911	4,096,911	4,096,911	(15)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	9.04% (S + 4.75%; 0.75% Floor)	10/29/2030	891,047	891,047	891,047	(15)
Foundation Risk Partners, Corp.	Insurance	Revolver	— (S + 5.00%; 0.75% Floor)	10/29/2029	-	-	-	(6)(15)
Foundation Risk Partners, Corp.	Insurance	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	10/29/2030	87,659	87,659	87,659	(15)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	9.04% (S + 4.75%; 0.75% Floor)	10/29/2030	354,281	354,281	354,281	(15)
Fusion Holding, Corp.	Software	Term Loan	10.54% (S + 6.25%; 0.75% Floor)	9/14/2029	5,430,380	5,430,380	5,253,892	(15)
Fusion Holding, Corp.	Software	Revolver	12.75% (S + 5.25%; 0.75% Floor)	9/15/2027	420,564	420,564	405,788	(6)(15)
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.79% (S + 5.50%; 1.00% Floor)	6/24/2026	734,919	726,996	734,919	(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.79% (S + 5.50%; 1.00% Floor)	6/24/2026	85,272	84,353	85,272	(15)
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.79% (S + 5.50%; 1.00% Floor)	6/24/2026	756,120	747,969	756,120	(15)
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.79% (S + 5.50%; 1.00% Floor)	6/24/2026	859,274	850,011	859,274	(15)
GHA Buyer, Inc.	Health Care Technology	Delayed Draw Term Loan	9.79% (S + 5.50%; 1.00% Floor)	6/24/2026	150,373	148,752	150,373	(15)
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.79% (S + 5.50%; 1.00% Floor)	6/24/2026	142,524	140,988	142,524	(15)
Greenhouse Software, Inc.	Professional Services	Term Loan	10.54% (S + 6.25%; 1.00% Floor)	9/1/2028	5,500,000	5,478,691	5,500,000	(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Term Loan	9.94% (S + 5.50%; 0.75% Floor)	6/1/2028	2,436,811	2,418,346	2,412,443	(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.94% (S + 5.50%; 0.75% Floor)	6/1/2028	3,063,189	3,040,042	3,032,557	(15)
GS AcquisitionCo, Inc.	Diversified Financial Services	Term Loan	9.54% (S + 5.25%; 1.00% Floor)	5/25/2028	787,120	784,464	783,185	(15)
GS AcquisitionCo, Inc.	Diversified Financial Services	Revolver	9.54% (S + 5.25%; 1.00% Floor)	5/25/2028	2,293	2,182	2,138	(6)(15)
GS AcquisitionCo, Inc.	Diversified Financial Services	Delayed Draw Term Loan	10.30% (S + 5.25%; 0.75% Floor)	5/25/2028	15,202	15,187	15,202	(6)(15)
Higginbotham Insurance Agency, Inc.	Insurance	Term Loan	8.83% (S + 4.50%; 1.00% Floor)	11/24/2028	4,881,314	4,881,314	4,856,908	(15)
HireVue, Inc.	Diversified Financial Services	Term Loan	11.02% (S + 6.75%; 1.00% Floor)	5/3/2029	4,196,008	4,161,649	4,164,538	(15)
HireVue, Inc.	Diversified Financial Services	Revolver	11.04% (S + 6.75%; 1.00% Floor)	5/3/2029	274,268	270,003	270,212	(6)(15)
HITRUST Services, LLC	Health Care Technology	Term Loan	9.06% (S + 4.75%; 0.75% Floor)	3/15/2032	809,524	801,667	801,429	(15)
HITRUST Services, LLC	Health Care Technology	Revolver	— (S + 4.75%; 0.75% Floor)	3/14/2031	-	(1,812)	(1,905)	(6)(7)(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 5.75%; 1.00% Floor)	10/15/2027	-	(1,681)	-	(6)(7)(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Term Loan	10.19% (S + 5.75%; 1.00% Floor)	10/15/2027	1,046,090	1,046,090	1,046,090	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.19% (S + 5.75%; 1.00% Floor)	10/15/2027	659,867	659,867	659,867	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Revolver	12.25% (S + 5.75%; 1.00% Floor)	10/15/2027	14,643	14,643	14,643	(6)(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.19% (S + 5.75%; 1.00% Floor)	10/15/2027	984,503	981,759	984,503	(15)
Iodine Software, LLC	Health Care Technology	Term Loan	9.57% (S + 5.25%; 1.00% Floor)	5/19/2027	2,397,238	2,397,238	2,397,238	(15)
Iodine Software, LLC	Health Care Technology	Delayed Draw Term Loan	9.57% (S + 5.25%; 1.00% Floor)	5/19/2027	3,032,096	3,032,096	3,032,096	(15)
Iodine Software, LLC	Health Care Technology	Revolver	— (S + 5.25%; 1.00% Floor)	5/19/2027	-	-	-	(6)(15)
Joink, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.00%; 1.00% Floor)	10/4/2030	-	(1,157)	(878)	(6)(7)(15)
Joink, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.31% (S + 5.00%; 1.00% Floor)	10/4/2030	342,937	333,925	337,823	(6)(15)
Joink, LLC	Diversified Telecommunication Services	Term Loan	9.31% (S + 5.00%; 1.00% Floor)	10/4/2030	1,231,096	1,214,381	1,218,785	(15)
KPA Parent Holdings, Inc	Automobiles	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	3/12/2032	804,598	796,880	794,540	(15)
KPA Parent Holdings, Inc	Automobiles	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	3/12/2032	-	(552)	(863)	(6)(7)(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
KPA Parent Holdings, Inc	Automobiles	Revolver	— (S + 4.75%; 0.75% Floor)	3/12/2032	—	(772)	(1,006)	(6)(7)(15)
Labvantage Solutions Inc.	Pharmaceuticals	Revolver	— (S + 5.25%; 1.00% Floor)	12/23/2030	—	(1,210)	(1,067)	(6)(7)(8)(15)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	3/31/2031	661,017	651,417	652,754	(15)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	3/31/2031	—	(3,223)	(6,652)	(6)(7)(15)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Revolver	— (S + 5.25%; 0.75% Floor)	3/31/2031	—	(1,664)	(1,717)	(6)(7)(15)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	3/31/2031	669,450	662,865	661,082	(15)
LeadVenture, Inc.	Auto Components	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	6/23/2032	4,317,667	4,253,047	4,252,902	(15)
LeadVenture, Inc.	Auto Components	Delayed Draw Term Loan	9.55% (S + 5.25%; 0.75% Floor)	6/23/2032	271,396	263,217	263,172	(6)(15)
LeadVenture, Inc.	Auto Components	Revolver	— (S + 5.25%; 0.75% Floor)	6/23/2032	-	(6,149)	(6,168)	(6)(7)(15)
Level Data, LLC	Software	Term Loan	9.83% (S + 5.50%; 0.75% Floor)	3/5/2031	1,009,161	999,440	999,069	(15)
Level Data, LLC	Software	Delayed Draw Term Loan	— (S + 5.50%; 0.75% Floor)	3/5/2031	-	(1,470)	(1,551)	(6)(7)(15)
Level Data, LLC	Software	Revolver	9.83% (S + 5.50%; 0.75% Floor)	3/5/2031	62,015	60,913	60,852	(6)(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Term Loan	8.82% (S + 4.50%; 0.75% Floor)	11/24/2031	411,765	407,913	407,647	(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	8.78% (S + 4.50%; 0.75% Floor)	11/24/2031	378,353	374,398	373,647	(6)(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Revolver	— (S + 4.50%; 0.75% Floor)	11/24/2031	—	(1,076)	(1,176)	(6)(7)(15)
Mastery Acquisition Corp.	Diversified Consumer Services	Term Loan	9.54% (S + 5.25%; 1.00% Floor)	9/7/2029	1,219,427	1,216,706	1,216,378	(15)
Mavenlink, Inc.	Professional Services	Term Loan	10.70% (S + 2.00%; 0.75% Floor; 4.25% PIK)	6/3/2027	2,733,631	2,645,338	2,651,622	(15)
Mavenlink, Inc.	Professional Services	Revolver	10.72% (S + 2.00%; 0.75% Floor; 4.25% PIK)	6/3/2027	218,896	214,111	210,839	(6)(15)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	9.27% (S + 5.00%; 1.00% Floor)	4/16/2027	51,877	51,413	51,617	(15)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	9.35% (S + 5.00%; 1.00% Floor)	4/16/2027	4,368,428	4,340,312	4,346,586	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Term Loan	10.14% (S + 5.75%; 0.75% Floor)	9/30/2027	1,032,968	1,007,550	1,017,474	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Delayed Draw Term Loan	10.14% (S + 5.75%; 0.75% Floor)	9/30/2027	430,317	419,764	423,862	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Revolver	10.14% (S + 5.75%; 0.75% Floor)	9/30/2026	60,565	59,003	59,303	(6)(15)
Mist Holding Co.	Health Care Technology	Term Loan	9.54% (S + 5.25%; 0.75% Floor)	12/23/2030	485,909	481,372	485,909	(15)
Mist Holding Co.	Health Care Technology	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/23/2030	—	(1,246)	-	(6)(7)(15)
Mist Holding Co.	Health Care Technology	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/23/2030	-	(550)	-	(6)(7)(15)
Mist Holding Co.	Health Care Technology	Revolver	9.57% (S + 5.25%; 0.75% Floor)	12/23/2030	30,303	29,171	30,303	(6)(15)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Term Loan	10.19% (S + 5.75%; 1.00% Floor)	2/15/2029	3,717,589	3,700,317	3,717,589	(15)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Revolver	— (S + 6.25%; 1.00% Floor)	2/15/2029	-	(1,043)	-	(6)(7)(15)
Moon Buyer, Inc.	Software	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	4/21/2031	2,848,659	2,834,941	2,848,659	(15)
Moon Buyer, Inc.	Software	Delayed Draw Term Loan	9.04% (S + 4.75%; 0.75% Floor)	4/21/2031	263,015	261,752	261,043	(15)
Mr. Greens Intermediate, LLC	Food & Staples Retailing	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	5/1/2031	2,032,303	2,032,303	2,032,303	(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Mr. Greens Intermediate, LLC	Food & Staples Retailing	Delayed Draw Term Loan	10.16% (S + 5.75%; 1.00% Floor)	5/1/2031	92,854	92,854	92,854	(6)(15)
Mr. Greens Intermediate, LLC	Food & Staples Retailing	Revolver	10.16% (S + 5.75%; 1.00% Floor)	5/1/2031	82,439	81,445	82,439	(6)(15)
Mr. Greens Intermediate, LLC	Food & Staples Retailing	Term Loan	10.56% (S + 5.75%; 1.00% Floor)	5/1/2031	332,820	327,838	332,820	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.95% (S + 5.50%; 1.00% Floor)	4/9/2029	1,596,160	1,570,409	1,584,189	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	4/9/2029	-	(3,428)	(1,670)	(6)(7)(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.98% (S + 5.50%; 1.00% Floor)	4/9/2029	3,302,647	3,249,082	3,277,877	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.95% (S + 5.50%; 1.00% Floor)	4/9/2029	257,989	253,810	256,054	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Revolver	9.95% (S + 5.50%; 1.00% Floor)	4/9/2029	216,172	207,718	212,106	(6)(15)
Nasuni Corporation	Software	Term Loan	9.30% (S + 5.00%; 0.75% Floor)	9/10/2030	1,515,838	1,495,938	1,493,100	(15)
Nasuni Corporation	Software	Revolver	— (S + 5.00%; 0.75% Floor)	9/10/2030	-	(4,113)	(4,737)	(6)(7)(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.92% (S + 5.50%; 1.00% Floor)	3/17/2027	312,892	309,934	312,110	(15)
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	9.92% (S + 5.50%; 1.00% Floor)	3/17/2027	595,507	587,481	594,018	(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.92% (S + 5.50%; 1.00% Floor)	3/17/2027	1,761,412	1,744,715	1,757,008	(15)
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	9.92% (S + 5.50%; 1.00% Floor)	3/17/2027	758,792	751,619	756,895	(15)
Navigate360, LLC	Diversified Consumer Services	Revolver	— (S + 5.50%; 1.00% Floor)	3/17/2027	—	(2,358)	(650)	(6)(7)(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.92% (S + 5.50%; 1.00% Floor)	3/17/2027	568,960	563,581	567,537	(15)
NC Topco, LLC	Banks	Term Loan	8.82% (S + 4.50%; 0.75% Floor)	9/1/2031	1,371,469	1,355,897	1,371,469	(15)
NC Topco, LLC	Banks	Revolver	— (S + 4.50%; 0.75% Floor)	9/1/2031	-	(1,375)	-	(6)(7)(15)
NC Topco, LLC	Banks	Delayed Draw Term Loan	— (S + 2.50%; 0.75% Floor)	8/29/2031	—	(1,715)	-	(6)(7)(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	9.42% (S + 5.00%; 0.75% Floor)	9/6/2028	2,397,892	2,342,014	2,367,919	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Revolver	— (S + 5.00%; 0.75% Floor)	9/6/2028	-	(4,363)	(2,468)	(6)(7)(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	9.42% (S + 5.00%; 0.75% Floor)	9/6/2028	358,061	349,717	353,585	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	9.42% (S + 5.00%; 0.75% Floor)	9/6/2028	97,221	94,956	96,006	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	9.42% (S + 5.00%; 0.75% Floor)	9/6/2028	1,295,564	1,265,373	1,279,370	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Delayed Draw Term Loan	9.42% (S + 5.00%; 0.75% Floor)	9/6/2028	1,279,440	1,249,733	1,263,447	(15)
OPOC Acquisition, LLC	Insurance	Revolver	— (S + 5.00%; 1.00% Floor)	12/20/2030	-	(977)	(874)	(6)(7)(15)
OPOC Acquisition, LLC	Insurance	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	12/20/2030	-	(1,198)	(874)	(6)(7)(15)
OPOC Acquisition, LLC	Insurance	Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/20/2030	753,357	742,589	743,940	(15)
Pace Health Companies, LLC	Health Care Providers & Services	Term Loan	9.69% (S + 5.25%; 1.00% Floor)	8/3/2026	2,767,971	2,767,971	2,767,971	(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Ping Identity Holding Corp.	Software	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	10/17/2029	4,456,610	4,456,610	4,456,610	(15)
Ping Identity Holding Corp.	Software	Revolver	— (S + 4.75%; 0.75% Floor)	10/17/2028	-	-	-	(6)(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	10.08% (S + 5.75%; 1.00% Floor)	1/4/2027	918,858	918,858	900,480	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	10.08% (S + 5.75%; 1.00% Floor)	1/4/2027	69,970	69,970	68,571	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.08% (S + 5.75%; 1.00% Floor)	1/4/2027	77,286	77,286	75,740	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	10.08% (S + 5.75%; 1.00% Floor)	1/4/2027	37,139	37,139	36,396	(15)
Priority OnDemand Midco 2, L.P.	Health Care Equipment & Supplies	Term Loan	9.74% (S + 5.25%; 1.00% Floor)	7/17/2028	3,163,190	3,163,190	3,163,190	(15)
Priority OnDemand Midco 2, L.P.	Health Care Equipment & Supplies	Delayed Draw Term Loan	9.74% (S + 5.25%; 1.00% Floor)	7/17/2028	75,202	75,032	75,202	(6)(15)
Ranger Buyer, Inc.	Commercial Services & Supplies	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	11/20/2028	5,429,847	5,387,117	5,416,272	(15)
Ranger Buyer, Inc.	Commercial Services & Supplies	Revolver	— (S + 4.75%; 0.75% Floor)	11/18/2027	—	(2,459)	(912)	(6)(7)(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Term Loan	9.94% (S + 5.50%; 1.00% Floor)	6/18/2026	2,245,941	2,232,423	2,245,941	(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.94% (S + 5.50%; 1.00% Floor)	6/18/2026	1,963,724	1,952,171	1,963,724	(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.94% (S + 5.50%; 1.00% Floor)	6/18/2026	1,220,093	1,212,783	1,220,093	(15)
REP TEC Intermediate Holdings, Inc.	Professional Services	Term Loan	10.04% (S + 5.75%; 1.00% Floor)	12/1/2027	5,431,082	5,431,082	5,431,082	(15)
REP TEC Intermediate Holdings, Inc.	Professional Services	Revolver	— (S + 5.00%; 1.00% Floor)	12/1/2027	-	-	-	(6)(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Term Loan	8.79% (S + 4.50%; 0.75% Floor)	9/30/2031	774,912	764,213	767,163	(8)(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	9/30/2031	—	(1,799)	(671)	(6)(7)(8)(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Revolver	8.79% (S + 4.50%; 0.75% Floor)	3/30/2031	24,170	22,974	23,275	(6)(8)(15)
Saab Purchaser, Inc.	Banks	Term Loan	9.30% (S + 5.00%; 0.75% Floor)	11/12/2031	710,984	704,345	710,984	(15)
Saab Purchaser, Inc.	Banks	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/12/2031	-	(872)	-	(6)(7)(15)
Saab Purchaser, Inc.	Banks	Revolver	9.30% (S + 5.00%; 0.75% Floor)	11/12/2031	21,277	20,404	21,277	(6)(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	8.79% (S + 4.50%; 1.00% Floor)	9/15/2028	4,382,150	4,382,150	4,360,240	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Delayed Draw Term Loan	8.79% (S + 4.50%; 1.00% Floor)	9/15/2028	1,048,292	1,048,292	1,043,050	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Revolver	— (S + 4.50%; 1.00% Floor)	9/15/2028	-	-	(1,873)	(6)(7)(15)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	10.13% (S + 5.75%; 1.00% Floor)	2/27/2026	1,633,346	1,633,346	1,633,346	(15)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	10.13% (S + 5.75%; 1.00% Floor)	2/27/2026	544,599	544,599	544,599	(15)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	10.13% (S + 5.75%; 1.00% Floor)	2/27/2026	472,157	472,157	472,157	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Term Loan	9.81% (S + 5.50%; 1.00% Floor)	6/28/2028	1,788,445	1,788,445	1,582,774	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.81% (S + 5.50%; 1.00% Floor)	6/28/2028	357,047	355,450	315,986	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Revolver	9.81% (S + 5.50%; 1.00% Floor)	6/28/2028	322,658	322,658	285,552	(15)
Sauce Labs Inc	Software	Revolver	— (S + 5.50%; 1.00% Floor)	8/16/2027	—	(6,499)	(8,754)	(6)(7)(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Sauce Labs Inc	Software	Delayed Draw Term Loan	10.37% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	759,876	749,489	746,578	(15)
Sauce Labs Inc	Software	Term Loan	10.37% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	2,920,937	2,881,195	2,869,821	(15)
Sauce Labs Inc	Software	Delayed Draw Term Loan	10.37% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	322,051	319,690	319,636	(15)
Second Nature Brands, Inc.	Real Estate Management & Development	Term Loan	10.08% (S + 6.00%; 1.00% Floor)	2/6/2031	800,375	788,849	788,369	(15)
Second Nature Brands, Inc.	Real Estate Management & Development	Revolver	— (S + 6.00%; 1.00% Floor)	2/6/2031	—	(1,248)	(1,334)	(6)(7)(15)
Serrano Parent, LLC	Software	Term Loan	10.71% (S + 6.50%; 1.00% Floor)	5/13/2030	5,500,000	5,405,960	5,376,250	(15)
Serrano Parent, LLC	Software	Revolver	— (S + 6.50%; 1.00% Floor)	5/13/2030	-	(8,770)	(12,173)	(6)(7)(15)
Soladoc, LLC	Health Care Equipment & Supplies	Term Loan	9.36% (S + 5.00%; 0.75% Floor)	6/12/2028	2,304,698	2,239,027	2,252,842	(15)
Soladoc, LLC	Health Care Equipment & Supplies	Revolver	— (S + 5.00%; 0.75% Floor)	6/12/2028	-	(6,242)	(5,186)	(6)(7)(15)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	2/2/2032	2,287,927	2,266,047	2,265,048	(15)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.04% (S + 4.75%; 0.75% Floor)	2/2/2032	210,887	206,074	204,918	(6)(15)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Revolver	9.04% (S + 4.75%; 0.75% Floor)	2/2/2032	23,874	21,064	20,890	(6)(15)
Telcor Buyer, Inc.	Health Care Technology	Term Loan	8.64% (S + 4.25%; 1.00% Floor)	8/20/2027	2,786,695	2,781,950	2,786,695	(15)
Telcor Buyer, Inc.	Health Care Technology	Revolver	— (S + 4.25%; 1.00% Floor)	8/20/2027	-	(184)	-	(6)(7)(15)
Telesoft Holdings, LLC	Diversified Telecommunication Services	Term Loan	10.17% (S + 5.75%; 1.00% Floor)	12/16/2026	1,408,406	1,406,290	1,401,363	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	10.42% (S + 6.00%; 1.00% Floor)	12/31/2026	962,573	962,090	962,573	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.42% (S + 6.00%; 1.00% Floor)	12/31/2026	226,958	226,845	226,958	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.42% (S + 6.00%; 1.00% Floor)	12/31/2026	365,505	365,323	365,505	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.48% (S + 6.00%; 1.00% Floor)	12/31/2026	403,219	403,019	403,219	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	10.47% (S + 6.00%; 1.00% Floor)	12/31/2026	756,437	756,057	756,437	(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
TMA Buyer LLC	Software	Term Loan	9.27% (S + 5.00%; 0.75% Floor)	4/30/2031	1,656,708	1,640,497	1,640,141	(15)
TMA Buyer LLC	Software	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	4/30/2031	-	(2,118)	(2,177)	(6)(7)(15)
TMA Buyer LLC	Software	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	4/30/2031	-	-	-	(6)(15)
TMA Buyer LLC	Software	Revolver	— (S + 5.00%; 0.75% Floor)	4/30/2031	-	(1,694)	(1,742)	(6)(7)(15)
Towerco IV Holdings, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.17% (S + 3.75%; 1.00% Floor)	8/31/2028	6,215,037	6,215,037	6,215,037	(6)(15)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	9.58% (S + 5.25%; 1.00% Floor)	4/30/2027	726,177	721,467	724,361	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	9.58% (S + 5.25%; 1.00% Floor)	4/30/2027	86,315	85,755	86,099	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	9.58% (S + 5.25%; 1.00% Floor)	4/30/2027	181,886	180,706	181,431	(15)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	9.58% (S + 5.25%; 1.00% Floor)	4/30/2027	38,854	38,602	38,756	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	9.58% (S + 5.25%; 1.00% Floor)	4/30/2027	123,187	122,389	122,880	(15)
Ungerboeck Systems International, LLC	Leisure Products	Revolver	— (S + 5.25%; 1.00% Floor)	4/30/2027	-	(107)	(43)	(6)(7)(15)
Unlimited Technology Holdings, LLC	Health Care Technology	Term Loan	9.04% (S + 4.75%; 0.75% Floor)	3/12/2032	882,353	878,081	875,735	(15)
Unlimited Technology Holdings, LLC	Health Care Technology	Revolver	— (S + 4.75%; 0.75% Floor)	3/12/2032	-	(563)	(882)	(6)(7)(15)
Vectra AI, Inc.	Software	Revolver	— (S + 5.25%; 1.00% Floor)	3/2/2028	-	(1,132)	(1,414)	(6)(7)(15)
Vectra AI, Inc.	Software	Term Loan	9.62% (S + 5.25%; 1.00% Floor)	3/2/2028	2,770,990	2,737,344	2,743,280	(15)
Vectra AI, Inc.	Software	Delayed Draw Term Loan	9.62% (S + 5.25%; 1.00% Floor)	3/2/2028	534,780	525,093	525,899	(6)(15)
Vehlo Purchaser, LLC	Automobiles	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	5/24/2028	4,285,714	4,253,365	4,275,000	(15)
Vehlo Purchaser, LLC	Automobiles	Delayed Draw Term Loan	9.82% (S + 5.50%; 0.75% Floor)	5/24/2028	1,190,476	1,181,518	1,187,500	(15)
Vehlo Purchaser, LLC	Automobiles	Revolver	— (S + 5.25%; 0.75% Floor)	5/24/2028	-	(1,717)	(595)	(6)(7)(15)
Velocity Holdco III Inc.	Commercial Services & Supplies	Term Loan	9.93% (S + 5.50%; 1.00% Floor)	4/22/2027	4,448,534	4,448,534	4,448,534	(15)
Veracross LLC	Diversified Consumer Services	Delayed Draw Term Loan	10.92% (S + 6.50%; 1.00% Floor)	12/28/2027	133,298	133,298	133,298	(6)(15)
Veracross LLC	Diversified Consumer Services	Term Loan	10.92% (S + 6.50%; 1.00% Floor)	12/28/2027	5,207,834	5,155,713	5,207,834	(15)
Veracross LLC	Diversified Consumer Services	Delayed Draw Term Loan	10.92% (S + 6.50%; 1.00% Floor)	12/28/2027	645,835	639,443	645,835	(15)
Veracross LLC	Diversified Consumer Services	Revolver	10.92% (S + 6.50%; 1.00% Floor)	12/28/2027	204,390	200,479	204,390	(6)(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Term Loan	9.79% (S + 5.50%; 0.75% Floor)	3/21/2031	1,723,847	1,701,166	1,693,680	(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.79% (S + 5.50%; 0.75% Floor)	3/21/2031	1,574,447	1,553,635	1,544,280	(6)(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.50%; 0.75% Floor)	3/21/2030	-	(5,207)	(7,542)	(6)(7)(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	— (S + 5.50%; 0.75% Floor)	3/21/2031	—	(4,797)	(12,500)	(6)(7)(15)
Wealth Enhancement Group, LLC	Diversified Financial Services	Delayed Draw Term Loan	9.30% (S + 5.00%; 1.00% Floor)	10/2/2028	28,087	27,462	28,087	(6)(15)
Wealth Enhancement Group, LLC	Diversified Financial Services	Delayed Draw Term Loan	9.29% (S + 5.00%; 1.00% Floor)	10/2/2028	2,363,897	2,363,897	2,363,897	(15)
Wealth Enhancement Group, LLC	Diversified Financial Services	Revolver	— (S + 5.00%; 1.00% Floor)	10/2/2028	-	(36)	-	(6)(7)(15)
Wealth Enhancement Group, LLC	Diversified Financial Services	Delayed Draw Term Loan	9.29% (S + 5.00%; 1.00% Floor)	10/2/2028	523,527	523,527	523,527	(15)
Zendesk, Inc.	Software	Delayed Draw Term Loan	9.32% (S + 5.00%; 0.75% Floor)	11/22/2028	378,369	375,781	378,369	(6)(15)
Zendesk, Inc.	Software	Revolver	— (S + 5.00%; 0.75% Floor)	11/22/2028	-	-	-	(6)(15)
Zendesk, Inc.	Software	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	11/22/2028	4,924,733	4,925,190	4,924,733	(15)
ASURION CORPORATION	Property/Casualty Ins	Term Loan	8.67% (S + 4.25%)	8/19/2028	992,386	992,386	980,864	(10)(15)
UNIVISION COMMUNICATIONS INC.	Cable/Satellite TV	Term Loan	7.45% (S + 3.00%)	1/31/2029	992,481	988,117	970,974	(10)(15)
VIRGIN MEDIA BRISTOL LLC	Cable/Satellite TV	Term Loan	7.70% (S + 3.25%)	1/31/2029	950,000	938,276	940,719	(10)(15)
Total U.S. 1st Lien/Senior Secured Debt						264,832,211	264,922,266
2nd Lien/Junior Secured Debt — 0.69%
Symplr Software, Inc.	Health Care Technology	Term Loan	12.25% (S + 7.87%; 0.75% Floor)	12/22/2028	988,342	918,733	887,037	(15)
Total U.S. 2nd Lien/Junior Secured Debt						918,733	887,037
Total U.S Corporate Debt						265,750,944	265,809,303
Puerto Rico Corporate Debt — 0.77%
1st Lien/Senior Secured Debt — 0.77%
CORAL US CO BORROWER LLC	Broadcast Serv/Program	Term Loan	7.94% (S + 3.50%; 0.5% Floor)	9/23/2029	1,000,000	1,001,250	995,280	(10)(15)
Total Puerto Rico 1st Lien/Senior Secured Debt						1,001,250	995,280
Total Puerto Rico Corporate Debt						1,001,250	995,280
UK Corporate Debt — 0.71%
UK 1st Lien/Senior Secured Debt — 0.71%
Labvantage Systems Limited	Pharmaceuticals	Term Loan	9.52% (S + 5.25%; 1.00% Floor)	12/23/2030	921,875	906,170	908,047	(8)(15)
Total UK 1st Lien/Senior Secured Debt						906,170	908,047
Total UK Corporate Debt						906,170	908,047

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Canadian Corporate Debt — 1.08%
Canadian 1st Lien/Senior Secured Debt — 1.08%
RevauAdvanced Underwriting Inc.	Insurance	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	5/10/2032	1,396,269	1,382,526	1,382,306	(8)(15)
RevauAdvanced Underwriting Inc.	Insurance	Delayed Draw Term Loan	9.07% (S + 4.75%; 0.75% Floor)	5/10/2032	12,194	9,149	9,146	(6)(8)(15)
Total Canada 1st Lien/Senior Secured Debt						1,391,675	1,391,452
Total Canadian Corporate Debt						1,391,675	1,391,452
Portfolio Company	Class/Series				Shares	Cost	Fair Value	Footnotes
U.S. Investment Companies — 0.04%
AB EQUITY INVESTORS, L.P.	LP Interests				52,289	52,289	52,296	(8)(11)(15)(16)
Total U.S. Investment Companies						52,289	52,296
TOTAL INVESTMENTS - 209.39%						269,102,328	269,156,378

Portfolio Company	Industry	Yield	Shares	Cost	Fair Value	Tickmarks
Cash Equivalents — 4.72%
US BANK MMDA GCTS	Money Market Portfolio	3.73%	4,583,929	4,583,929	4,583,929	(9)(13)(14)(15)
STATE STREET INSTITUTIONAL US	Money Market Portfolio	4.30%	1,474,959	1,474,959	1,474,959	(9)(13)(14)(15)
Total Cash Equivalents				6,058,888	6,058,888
Cash —0.72%
US Dollar			927,978	927,978	927,978
Total Cash				927,978	927,978
Total Cash and Cash Equivalents				6,986,866	6,986,866
LIABILITIES IN EXCESS OF OTHER ASSETS—(114.83%)					$(147,603,199)
NET ASSETS—100.00%					$128,540,045

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
(3)
Percentages are based on net assets.
(4)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to an interest rate floor. The borrower has an option to choose the benchmark rate, such as the Secured Overnight Financing Rate including adjustment, if any (“S”) or the U.S. Prime Rate (“P”). The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) at the borrower’s option. As of June 30, 2025, rates for 1M S, 3M S and 6M S are 4.32%, 4.29%, and 4.15%, respectively. As of June 30, 2025, the P was 7.5%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2025.
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
(8)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of June 30, 2025, the aggregate fair value of these securities is $3,854,538 or 1.40% of the Fund’s total assets.
(9)
Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(10)
Categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(11)
Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value per share practical expedient.
(12)
Aggregate gross unrealized appreciation for federal income tax purposes is $844,794; aggregate gross unrealized depreciation for federal income tax purposes is $790,287. Net unrealized appreciation is $54,507 for the period ended June 30, 2025. As of June 30, 2025, the cost basis of investments owned was substantially identical for both book and tax purposes.
(13)
Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(14)
The rate shown is the annualized seven-day yield as of June 30, 2025.
(15)
Assets are pledged as collateral for the Credit Facilities (as defined below). See Note 4 “Borrowings.”
(16)
Non-income producing investment.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

P - Prime
PIK - Payment-In-Kind
S - SOFR

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Investments at Fair Value 240.09%								(1)(2)(3)(4)
US Corporate Debt 233.71%
1st Lien/Senior Secured Debt 232.94%
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.70% (S + 5.25%; 0.75% Floor)	12/22/2027	2,874,708	2,826,132	2,831,589	(15)
AAH Topco, LLC	Health Care Providers & Services	Term Loan	9.70% (S + 5.25%; 0.75% Floor)	12/22/2027	2,583,346	2,539,695	2,544,596	(15)
AAH Topco, LLC	Health Care Providers & Services	Revolver	— (S + 5.25%; 0.75% Floor)	12/22/2027	0	(4,624)	(4,235)	(6)(7)(15)
Admiral Buyer, Inc.	Diversified Financial Services	Delayed Draw Term Loan	9.85% (S + 5.50%; 0.75% Floor)	5/8/2028	29,094	28,435	29,094	(6)(15)
Admiral Buyer, Inc.	Diversified Financial Services	Delayed Draw Term Loan	9.89% (S + 5.50%; 0.75% Floor)	5/8/2028	201,498	198,089	201,498	(15)
Admiral Buyer, Inc.	Diversified Financial Services	Revolver	— (S + 5.50%; 0.75% Floor)	5/8/2028	(0)	(7,149)	(0)	(6)(7)(15)
Admiral Buyer, Inc.	Diversified Financial Services	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	5/8/2028	3,995,398	3,935,113	3,995,398	(15)
Amercare Royal LLC	Commercial Services & Supplies	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	9/10/2030	0	0	0	(6)(15)
Amercare Royal LLC	Commercial Services & Supplies	Delayed Draw Term Loan	9.35% (S + 5.00%; 1.00% Floor)	9/10/2030	160,964	159,422	160,159	(15)
Amercare Royal LLC	Commercial Services & Supplies	Term Loan	9.35% (S + 5.00%; 1.00% Floor)	9/10/2030	1,010,705	1,000,770	1,005,651	(15)
Amercare Royal LLC	Commercial Services & Supplies	Revolver	9.35% (S + 5.00%; 1.00% Floor)	9/10/2030	125,402	123,973	124,653	(6)(15)
Ampler QSR Holdings LLC	Hotels, Restaurants & Leisure	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	7/21/2027	4,721,032	4,691,996	4,721,032	(15)
AppViewX, Inc.	Software	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/24/2031	(0)	(0)	(0)	(6)(15)
AppViewX, Inc.	Software	Revolver	— (S + 5.25%; 0.75% Floor)	12/24/2031	0	(997)	(997)	(6)(7)(15)
AppViewX, Inc.	Software	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	12/24/2031	797,342	789,369	789,369	(15)
ASURION CORPORATION	Property/Casualty Ins	Term Loan	8.62% (S + 0.00%)	8/19/2028	997,462	997,462	999,601	(10)(15)
Avalara, Inc.	Diversified Consumer Services	Revolver	— (S + 0.25%; 0.75% Floor)	10/19/2028	(0)	(0)	(0)	(6)(15)
Avalara, Inc.	Diversified Consumer Services	Term Loan	10.57% (S + 6.25%; 0.75% Floor)	10/19/2028	3,975,452	3,975,452	3,975,452	(15)
Avant Communications, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.00%; 1.00% Floor)	11/30/2026	(0)	(0)	(0)	(6)(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Avant Communications, LLC	Diversified Telecommunication Services	Term Loan	9.47% (S + 5.00%; 1.00% Floor)	11/30/2026	5,457,973	5,457,973	5,457,973	(15)
Azurite Intermediate Holdings, Inc.	Software	Delayed Draw Term Loan	10.85% (S + 6.50%; 0.75% Floor)	3/19/2031	2,090,347	2,061,387	2,090,347	(15)
Azurite Intermediate Holdings, Inc.	Software	Revolver	— (S + 6.50%; 0.75% Floor)	3/19/2031	0	(4,539)	0	(6)(7)(15)
Azurite Intermediate Holdings, Inc.	Software	Term Loan	10.85% (S + 6.50%; 0.75% Floor)	3/19/2031	919,753	906,872	919,753	(15)
Bonterra LLC	Diversified Financial Services	Term Loan	11.42% (S + 7.00%; 0.75% Floor)	9/8/2027	73,105	72,089	72,923	(15)
Bonterra LLC	Diversified Financial Services	Term Loan	11.32% (S + 7.00%; 0.75% Floor)	9/8/2027	2,677,494	2,666,396	2,670,800	(15)
Bonterra LLC	Diversified Financial Services	Revolver	11.32% (S + 7.00%; 0.75% Floor)	9/8/2027	110,486	109,787	110,055	(6)(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	1,829,481	1,817,418	1,806,612	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	712,890	708,189	703,979	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	813,484	808,311	807,383	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	928,979	922,854	917,367	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	1,173,394	1,165,931	1,158,726	(15)
Brightspot Buyer, Inc.	Media	Term Loan	11.11% (S + 6.50%; 0.75% Floor)	11/16/2027	345,334	338,803	340,154	(15)
Brightspot Buyer, Inc.	Media	Term Loan	11.11% (S + 6.50%; 0.75% Floor)	11/16/2027	1,704,996	1,672,748	1,679,421	(15)
Brightspot Buyer, Inc.	Media	Revolver	— (S + 6.50%; 0.75% Floor)	11/16/2027	(0)	(3,734)	(3,025)	(6)(7)(15)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Revolver	9.74% (S + 5.00%; 0.75% Floor)	6/30/2028	103,712	100,777	103,712	(6)(15)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	6/30/2028	1,802,273	1,778,880	1,802,273	(15)
Businessolver.com, Inc.	Professional Services	Delayed Draw Term Loan	9.92% (S + 5.50%; 0.75% Floor)	12/1/2027	110,144	110,144	110,144	(6)(15)
Businessolver.com, Inc.	Professional Services	Term Loan	9.92% (S + 5.50%; 0.75% Floor)	12/1/2027	3,082,876	3,082,876	3,082,876	(15)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	963,320	947,149	963,320	(15)
BV EMS Buyer, Inc	Health Care Technology	Revolver	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	64,544	63,077	64,544	(6)(15)
BV EMS Buyer, Inc	Health Care Technology	Delayed Draw Term Loan	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	1,298,162	1,275,543	1,298,162	(15)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	1,287,367	1,265,705	1,287,367	(15)
Cerifi, LLC	Banks	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/31/2028	2,593,001	2,515,046	2,580,036	(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Cerifi, LLC	Banks	Revolver	10.20% (S + 5.75%; 1.00% Floor)	4/1/2027	137,122	133,292	136,436	(15)
Community Based Care Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.67% (S + 5.25%; 1.00% Floor)	9/16/2027	811,163	797,742	807,107	(15)
Community Based Care Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.92% (S + 5.50%; 1.00% Floor)	9/16/2027	1,076,770	1,065,176	1,074,078	(15)
Community Based Care Acquisition, Inc.	Health Care Providers & Services	Term Loan	9.67% (S + 5.25%; 1.00% Floor)	9/16/2027	2,123,336	2,088,152	2,112,719	(15)
Community Based Care Acquisition, Inc.	Health Care Providers & Services	Revolver	— (S + 5.25%; 1.00% Floor)	9/16/2027	0	(5,368)	(1,664)	(6)(7)(15)
Datacor, Inc.	Chemicals	Delayed Draw Term Loan	— (S + 6.00%; 1.00% Floor)	3/13/2029	0	(6,190)	0	(6)(7)(15)
Datacor, Inc.	Chemicals	Term Loan	10.35% (S + 6.00%; 1.00% Floor)	3/13/2029	5,500,000	5,457,645	5,500,000	(15)
Datacor, Inc.	Chemicals	Revolver	10.35% (S + 6.00%; 1.00% Floor)	3/13/2029	34,479	32,413	34,479	(6)(15)
DeLorean Purchaser, Inc.	Health Care Technology	Revolver	— (S + 4.75%; 0.75% Floor)	12/16/2031	0	(1,957)	(1,957)	(6)(7)(15)
DeLorean Purchaser, Inc.	Health Care Technology	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	12/16/2031	869,565	856,522	856,522	(15)
EET Buyer, Inc.	Construction & Engineering	Term Loan	9.27% (S + 4.75%; 0.75% Floor)	11/8/2027	1,346,347	1,340,720	1,346,347	(15)
EET Buyer, Inc.	Construction & Engineering	Term Loan	9.27% (S + 4.75%; 0.75% Floor)	11/8/2027	2,776,295	2,764,692	2,776,295	(15)
EET Buyer, Inc.	Construction & Engineering	Revolver	— (S + 5.00%; 0.75% Floor)	11/8/2027	(0)	(1,540)	(0)	(6)(7)(15)
Exterro, Inc.	Software	Revolver	— (S + 5.50%; 1.00% Floor)	6/1/2027	(0)	(0)	(0)	(6)(15)
Exterro, Inc.	Software	Term Loan	10.11% (S + 5.50%; 1.00% Floor)	6/1/2027	3,635,986	3,635,986	3,635,986	(15)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	356,094	356,094	356,094	(15)
Foundation Risk Partners, Corp.	Insurance	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	88,112	88,112	88,112	(15)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	895,649	895,649	895,649	(15)
Foundation Risk Partners, Corp.	Insurance	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	4,118,084	4,118,084	4,118,084	(15)
Foundation Risk Partners, Corp.	Insurance	Revolver	— (S + 5.25%; 0.75% Floor)	10/29/2029	0	0	0	(6)(15)
Fusion Holding, Corp.	Software	Term Loan	10.57% (S + 6.25%; 0.75% Floor)	9/14/2029	5,458,228	5,458,228	5,308,127	(15)
Fusion Holding, Corp.	Software	Revolver	— (S + 6.25%; 0.75% Floor)	9/15/2027	(0)	(0)	(12,503)	(6)(7)(15)
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	85,696	84,484	85,482	(15)
GHA Buyer, Inc.	Health Care Technology	Delayed Draw Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	151,113	148,976	150,735	(15)
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	863,503	851,291	861,344	(15)
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	759,861	749,115	757,962	(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	143,217	141,191	142,859	(15)
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	738,627	728,180	736,780	(15)
Greenhouse Software, Inc.	Professional Services	Term Loan	10.57% (S + 6.25%; 1.00% Floor)	9/1/2028	5,500,000	5,475,973	5,500,000	(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.97% (S + 5.50%; 0.75% Floor)	6/1/2028	3,063,189	3,035,941	3,063,189	(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Term Loan	9.97% (S + 5.50%; 0.75% Floor)	6/1/2028	2,436,811	2,415,748	2,436,811	(15)
GS AcquisitionCo, Inc.	Diversified Financial Services	Revolver	— (S + 5.25%; 1.00% Floor)	5/25/2028	0	(130)	(77)	(6)(7)(15)
GS AcquisitionCo, Inc.	Diversified Financial Services	Delayed Draw Term Loan	9.57% (S + 5.25%; 0.75% Floor)	5/25/2028	9,057	9,057	9,057	(6)(15)
GS AcquisitionCo, Inc.	Diversified Financial Services	Term Loan	9.57% (S + 5.25%; 1.00% Floor)	5/25/2028	791,275	788,220	789,297	(15)
Higginbotham Insurance Agency, Inc.	Insurance	Term Loan	8.86% (S + 4.50%; 1.00% Floor)	11/24/2028	4,905,967	4,905,967	4,869,173	(15)
HireVue, Inc.	Diversified Financial Services	Revolver	11.29% (S + 6.75%; 1.00% Floor)	5/3/2029	343,801	339,063	338,393	(6)(15)
HireVue, Inc.	Diversified Financial Services	Term Loan	11.33% (S + 6.75%; 1.00% Floor)	5/3/2029	4,217,307	4,179,389	4,175,134	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Term Loan	10.22% (S + 5.75%; 1.00% Floor)	10/15/2027	1,051,510	1,051,510	1,051,510	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.22% (S + 5.75%; 1.00% Floor)	10/15/2027	663,261	663,261	663,261	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.22% (S + 5.75%; 1.00% Floor)	10/15/2027	989,507	986,230	989,507	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 5.75%; 1.00% Floor)	10/15/2027	0	(2,039)	0	(6)(7)(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Revolver	12.25% (S + 4.75%; 1.00% Floor)	10/15/2027	14,643	14,643	14,643	(6)(15)
Iodine Software, LLC	Health Care Technology	Delayed Draw Term Loan	9.60% (S + 5.25%; 1.00% Floor)	5/19/2027	3,047,848	3,047,848	3,047,848	(15)
Iodine Software, LLC	Health Care Technology	Revolver	— (S + 5.25%; 1.00% Floor)	5/19/2027	0	0	0	(6)(15)
Iodine Software, LLC	Health Care Technology	Term Loan	9.60% (S + 5.25%; 1.00% Floor)	5/19/2027	2,409,753	2,409,753	2,409,753	(15)
Joink, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	10/4/2030	(0)	(7,370)	(7,676)	(6)(7)(15)
Joink, LLC	Diversified Telecommunication Services	Term Loan	9.77% (S + 5.25%; 1.00% Floor)	10/4/2030	1,231,096	1,213,195	1,212,629	(15)
Joink, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.25%; 1.00% Floor)	10/4/2030	0	(1,264)	(1,316)	(6)(7)(15)
Labvantage Solutions Inc.	Pharmaceuticals	Revolver	9.58% (S + 5.25%; 1.00% Floor)	12/23/2030	26,691	25,394	25,624	(6)(8)(15)
LeadVenture, Inc.	Auto Components	Term Loan	9.35% (S + 5.00%; 0.75% Floor)	8/28/2026	4,863,826	4,844,724	4,827,347	(15)
LeadVenture, Inc.	Auto Components	Term Loan	9.35% (S + 5.00%; 0.75% Floor)	8/28/2026	561,111	558,908	556,903	(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
LeadVenture, Inc.	Auto Components	Term Loan	9.35% (S + 5.00%; 0.75% Floor)	8/28/2026	31,367	31,244	31,132	(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 4.50%; 0.75% Floor)	11/24/2031	(0)	(2,317)	(2,353)	(6)(7)(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Revolver	— (S + 4.50%; 0.75% Floor)	11/24/2031	(0)	(1,159)	(1,176)	(6)(7)(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Term Loan	9.01% (S + 4.50%; 0.75% Floor)	11/24/2031	411,765	407,710	407,647	(15)
Mastery Acquisition Corp.	Diversified Consumer Services	Term Loan	9.49% (S + 5.25%; 1.00% Floor)	9/7/2029	1,225,586	1,215,983	1,225,586	(15)
Mavenlink, Inc.	Professional Services	Revolver	11.03% (S + 2.00%; 0.75% Floor; 4.50% PIK)	6/3/2027	214,040	208,315	206,788	(6)(15)
Mavenlink, Inc.	Professional Services	Term Loan	11.17% (S + 2.00%; 0.75% Floor; 4.50% PIK)	6/3/2027	2,668,806	2,563,724	2,595,414	(15)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	10.59% (S + 5.75%; 1.00% Floor)	4/16/2027	4,391,180	4,356,036	4,391,180	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Delayed Draw Term Loan	10.42% (S + 6.00%; 0.75% Floor)	9/30/2027	432,535	419,926	427,128	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Term Loan	10.42% (S + 6.00%; 0.75% Floor)	9/30/2027	1,038,335	1,008,030	1,025,355	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Revolver	10.42% (S + 6.00%; 0.75% Floor)	9/30/2026	53,835	51,683	52,784	(6)(15)
Mist Holding Co.	Health Care Technology	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/23/2030	(0)	(1,363)	(1,363)	(6)(7)(15)
Mist Holding Co.	Health Care Technology	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/23/2030	0	(601)	(601)	(6)(7)(15)
Mist Holding Co.	Health Care Technology	Revolver	9.58% (S + 5.25%; 0.75% Floor)	12/23/2030	30,303	29,091	29,091	(6)(15)
Mist Holding Co.	Health Care Technology	Term Loan	9.60% (S + 5.25%; 0.75% Floor)	12/23/2030	485,909	481,050	481,050	(15)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Revolver	— (S + 6.25%; 1.00% Floor)	2/15/2029	0	(1,360)	(595)	(6)(7)(15)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Term Loan	10.22% (S + 5.75%; 1.00% Floor)	2/15/2029	3,783,126	3,760,785	3,773,668	(15)
Moon Buyer, Inc.	Software	Delayed Draw Term Loan	9.32% (S + 5.00%; 0.75% Floor)	4/21/2031	264,364	262,782	262,381	(15)
Moon Buyer, Inc.	Software	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	4/21/2031	2,863,496	2,846,335	2,842,020	(15)
Mr. Greens Intermediate, LLC	Food & Staples Retailing	Delayed Draw Term Loan	— (S + 6.25%; 1.00% Floor)	5/1/2029	0	0	0	(6)(15)
Mr. Greens Intermediate, LLC	Food & Staples Retailing	Term Loan	10.74% (S + 6.25%; 1.00% Floor)	5/1/2029	2,042,680	2,042,680	2,042,680	(15)
Mr. Greens Intermediate, LLC	Food & Staples Retailing	Revolver	— (S + 6.25%; 1.00% Floor)	5/1/2029	(0)	(0)	(0)	(6)(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	4/9/2029	(0)	(3,866)	(557)	(6)(7)(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	10.14% (S + 5.50%; 1.00% Floor)	4/9/2029	1,604,222	1,575,600	1,600,211	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	4/9/2029	259,316	254,682	258,667	(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.95% (S + 5.50%; 1.00% Floor)	4/9/2029	3,319,715	3,260,355	3,311,416	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Revolver	10.14% (S + 5.50%; 1.00% Floor)	4/9/2029	125,799	116,305	124,444	(6)(15)
Nasuni Corporation	Software	Revolver	— (S + 5.75%; 0.75% Floor)	9/10/2030	0	(4,496)	(4,737)	(6)(7)(15)
Nasuni Corporation	Software	Term Loan	10.17% (S + 5.75%; 0.75% Floor)	9/10/2030	1,515,838	1,494,108	1,493,100	(15)
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	762,693	753,621	756,973	(15)
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	— (S + 5.75%; 1.00% Floor)	3/17/2027	(0)	(6,907)	(0)	(6)(7)(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	314,476	310,736	312,118	(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	571,885	565,082	567,596	(15)
Navigate360, LLC	Diversified Consumer Services	Revolver	— (S + 5.75%; 1.00% Floor)	3/17/2027	0	(3,033)	(1,951)	(6)(7)(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	1,770,515	1,748,908	1,757,236	(15)
NC Topco, LLC	Banks	Delayed Draw Term Loan	— (S + 2.50%; 0.75% Floor)	8/29/2031	0	(1,853)	(2,920)	(6)(7)(15)
NC Topco, LLC	Banks	Revolver	— (S + 2.50%; 0.75% Floor)	9/1/2031	0	(1,484)	(1,168)	(6)(7)(15)
NC Topco, LLC	Banks	Term Loan	9.60% (S + 2.50%; 0.75% Floor; 2.75% PIK)	9/1/2031	1,362,549	1,346,137	1,352,330	(15)
NI Topco, Inc.	Diversified Telecommunication Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	12/28/2028	471,887	471,887	471,887	(15)
NI Topco, Inc.	Diversified Telecommunication Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	12/28/2028	3,262,080	3,262,080	3,262,080	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Delayed Draw Term Loan	9.45% (S + 5.00%; 0.75% Floor)	9/6/2028	1,286,022	1,251,384	1,266,731	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	9.45% (S + 5.00%; 0.75% Floor)	9/6/2028	359,991	350,545	354,591	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	9.45% (S + 5.00%; 0.75% Floor)	9/6/2028	97,729	95,165	96,263	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	9.45% (S + 5.00%; 0.75% Floor)	9/6/2028	1,302,277	1,268,107	1,282,743	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Revolver	— (S + 5.00%; 0.75% Floor)	9/6/2028	(0)	(5,027)	(2,961)	(6)(7)(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	9.45% (S + 5.00%; 0.75% Floor)	9/6/2028	2,410,889	2,347,631	2,374,726	(15)
OPOC Acquisition, LLC	Insurance	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	12/20/2030	(0)	(1,311)	(1,311)	(6)(7)(15)
OPOC Acquisition, LLC	Insurance	Term Loan	9.35% (S + 5.00%; 1.00% Floor)	12/20/2030	755,245	743,916	743,916	(15)
OPOC Acquisition, LLC	Insurance	Revolver	9.35% (S + 5.00%; 1.00% Floor)	12/20/2030	6,993	5,944	5,944	(6)(15)
Pace Health Companies, LLC	Health Care Providers & Services	Term Loan	9.72% (S + 5.25%; 1.00% Floor)	8/3/2026	2,782,656	2,782,656	2,782,656	(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Peter C. Foy & Associates Insurance Services, LLC	Insurance	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	11/1/2028	192,607	191,760	192,125	(15)
Peter C. Foy & Associates Insurance Services, LLC	Insurance	Delayed Draw Term Loan	9.82% (S + 5.50%; 0.75% Floor)	11/1/2028	2,707,524	2,695,634	2,700,755	(15)
Peter C. Foy & Associates Insurance Services, LLC	Insurance	Delayed Draw Term Loan	9.82% (S + 5.50%; 0.75% Floor)	11/1/2028	481,979	479,862	480,774	(15)
Ping Identity Holding Corp.	Software	Revolver	— (S + 4.75%; 0.75% Floor)	10/17/2028	0	0	0	(6)(15)
Ping Identity Holding Corp.	Software	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	10/17/2029	4,479,061	4,479,061	4,479,061	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	77,691	77,691	77,303	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	37,329	37,329	37,142	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	70,329	70,329	69,977	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	923,706	923,706	919,088	(15)
Priority OnDemand Midco 2, L.P.	Health Care Equipment & Supplies	Delayed Draw Term Loan	9.77% (S + 5.25%; 1.00% Floor)	7/17/2028	50,089	50,089	50,089	(6)(15)
Priority OnDemand Midco 2, L.P.	Health Care Equipment & Supplies	Term Loan	9.77% (S + 5.25%; 1.00% Floor)	7/17/2028	3,179,411	3,179,411	3,179,411	(15)
Ranger Buyer, Inc.	Commercial Services & Supplies	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	11/20/2028	5,457,908	5,409,830	5,457,908	(15)
Ranger Buyer, Inc.	Commercial Services & Supplies	Revolver	— (S + 4.75%; 0.75% Floor)	11/18/2027	0	(2,968)	0	(6)(7)(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.97% (S + 5.50%; 1.00% Floor)	6/18/2026	1,973,895	1,956,592	1,968,961	(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.97% (S + 5.50%; 1.00% Floor)	6/18/2026	1,226,320	1,214,571	1,223,254	(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Term Loan	9.97% (S + 5.50%; 1.00% Floor)	6/18/2026	2,257,639	2,237,600	2,251,995	(15)
REP TEC Intermediate Holdings, Inc.	Professional Services	Revolver	— (S + 5.00%; 1.00% Floor)	12/1/2027	(0)	(0)	(0)	(6)(15)
REP TEC Intermediate Holdings, Inc.	Professional Services	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	12/1/2027	5,458,649	5,458,649	5,458,649	(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	9/30/2031	0	(1,941)	(2,014)	(6)(7)(8)(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Term Loan	8.82% (S + 4.50%; 0.75% Floor)	9/30/2031	778,807	767,434	767,124	(8)(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Revolver	8.85% (S + 4.50%; 0.75% Floor)	3/30/2031	24,170	22,877	22,827	(6)(8)(15)
Saab Purchaser, Inc.	Banks	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/12/2031	(0)	(939)	(957)	(6)(7)(15)
Saab Purchaser, Inc.	Banks	Revolver	— (S + 5.00%; 0.75% Floor)	11/12/2031	0	(939)	(958)	(6)(7)(15)
Saab Purchaser, Inc.	Banks	Term Loan	9.52% (S + 5.00%; 0.75% Floor)	11/12/2031	712,766	705,740	705,638	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Delayed Draw Term Loan	8.82% (S + 4.50%; 1.00% Floor)	9/15/2028	1,053,642	1,053,642	1,045,740	(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Revolver	— (S + 4.50%; 1.00% Floor)	9/15/2028	0	0	(2,809)	(6)(7)(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	8.82% (S + 4.50%; 1.00% Floor)	9/15/2028	4,404,623	4,404,623	4,371,588	(15)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	1,633,346	1,633,346	1,633,346	(15)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	547,428	547,428	547,428	(15)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	474,585	474,585	474,585	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	10.42% (S + 5.50%; 1.00% Floor)	6/28/2028	358,850	357,016	321,171	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Revolver	10.10% (S + 5.50%; 1.00% Floor)	6/28/2028	322,658	322,658	288,779	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Term Loan	10.18% (S + 5.50%; 1.00% Floor)	6/28/2028	1,797,664	1,797,664	1,608,909	(15)
Sauce Labs Inc	Software	Revolver	10.68% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	757,970	745,491	740,915	(15)
Sauce Labs Inc	Software	Revolver	— (S + 5.50%; 1.00% Floor)	8/16/2027	(0)	(8,000)	(11,255)	(6)(7)(15)
Sauce Labs Inc	Software	Delayed Draw Term Loan	10.68% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	321,243	313,309	310,190	(6)(15)
Sauce Labs Inc	Software	Term Loan	10.68% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	2,913,608	2,865,746	2,848,052	(15)
Serrano Parent, LLC	Software	Revolver	— (S + 6.50%; 1.00% Floor)	5/13/2030	0	(9,647)	(10,820)	(6)(7)(15)
Serrano Parent, LLC	Software	Term Loan	10.92% (S + 6.50%; 1.00% Floor)	5/13/2030	5,500,000	5,399,429	5,390,000	(15)
Soladoc, LLC	Health Care Equipment & Supplies	Revolver	— (S + 5.00%; 0.75% Floor)	6/12/2028	0	(7,268)	(7,491)	(6)(7)(15)
Soladoc, LLC	Health Care Equipment & Supplies	Term Loan	9.39% (S + 5.00%; 0.75% Floor)	6/12/2028	2,304,698	2,229,945	2,229,795	(15)
Telcor Buyer, Inc.	Health Care Technology	Revolver	— (S + 4.25%; 1.00% Floor)	8/20/2027	0	(227)	0	(6)(7)(15)
Telcor Buyer, Inc.	Health Care Technology	Term Loan	8.70% (S + 4.25%; 1.00% Floor)	8/20/2027	2,960,596	2,954,520	2,960,596	(15)
Telesoft Holdings, LLC	Diversified Telecommunication Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	12/16/2026	1,415,838	1,411,524	1,408,759	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.73% (S + 6.00%; 1.00% Floor)	8/15/2025	228,143	227,579	228,143	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.73% (S + 6.00%; 1.00% Floor)	8/15/2025	367,385	366,476	367,385	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	10.67% (S + 6.00%; 1.00% Floor)	8/15/2025	760,336	758,444	760,336	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.66% (S + 6.00%; 1.00% Floor)	8/15/2025	405,271	404,269	405,271	(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	10.73% (S + 6.00%; 1.00% Floor)	8/15/2025	967,680	965,272	967,680	(15)
Thrive Buyer, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	10.47% (S + 6.00%; 1.00% Floor)	1/22/2027	3,980,783	3,980,783	3,980,783	(15)
Thrive Buyer, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	10.47% (S + 6.00%; 1.00% Floor)	1/22/2027	1,460,516	1,460,516	1,460,516	(15)
Thrive Buyer, Inc.	Technology Hardware, Storage & Peripherals	Revolver	11.73% (S + 6.00%; 1.00% Floor)	1/22/2027	33,296	33,296	33,296	(6)(15)
Towerco IV Holdings, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.20% (S + 3.75%; 1.00% Floor)	8/31/2028	6,155,393	6,155,393	6,155,393	(6)(15)
Transtelco Holding, Inc.	Diversified Telecommunication Services	Term Loan	10.61% (S + 6.25%; 0.50% Floor)	3/26/2026	1,493,347	1,490,851	1,489,614	(15)
Transtelco Holding, Inc.	Diversified Telecommunication Services	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	3/26/2026	2,162,496	2,148,028	2,151,684	(15)
Transtelco Holding, Inc.	Diversified Telecommunication Services	Term Loan	10.61% (S + 5.75%; 0.50% Floor)	3/26/2026	1,844,156	1,837,984	1,834,936	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	86,751	86,053	86,317	(15)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	729,844	723,979	726,195	(15)
Ungerboeck Systems International, LLC	Leisure Products	Revolver	— (S + 5.75%; 1.00% Floor)	4/30/2027	(0)	(136)	(87)	(6)(7)(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	182,804	181,335	181,890	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	123,810	122,815	123,191	(15)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	39,050	38,736	38,855	(15)
UNIVISION COMMUNICATIONS INC.	Broadcast Serv/Program	Term Loan	7.85% (S + 2.00%; 0.50% Floor)	1/31/2029	997,494	992,506	1,001,234	(10)(15)
Vectra AI, Inc.	Software	Delayed Draw Term Loan	9.98% (S + 5.25%; 1.00% Floor)	3/2/2028	534,780	523,469	525,899	(6)(15)
Vectra AI, Inc.	Software	Term Loan	9.97% (S + 5.25%; 1.00% Floor)	3/2/2028	2,770,990	2,732,021	2,743,280	(15)
Vectra AI, Inc.	Software	Revolver	— (S + 5.25%; 1.00% Floor)	3/2/2028	0	(1,340)	(1,414)	(6)(7)(15)
Vehlo Purchaser, LLC	Automobiles	Delayed Draw Term Loan	9.58% (S + 5.25%; 0.75% Floor)	5/24/2028	1,190,476	1,179,856	1,190,476	(15)
Vehlo Purchaser, LLC	Automobiles	Revolver	— (S + 5.25%; 0.75% Floor)	5/24/2028	(0)	(2,009)	(0)	(6)(7)(15)
Vehlo Purchaser, LLC	Automobiles	Term Loan	9.60% (S + 5.25%; 0.75% Floor)	5/24/2028	4,285,714	4,248,731	4,285,714	(15)
Velocity Holdco III Inc.	Commercial Services & Supplies	Term Loan	10.11% (S + 5.50%; 1.00% Floor)	4/22/2027	4,471,703	4,471,703	4,471,703	(15)
Veracross LLC	Diversified Consumer Services	Delayed Draw Term Loan	10.95% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	645,835	638,580	645,835	(15)
Veracross LLC	Diversified Consumer Services	Revolver	10.39% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	177,103	173,948	177,103	(6)(15)
Veracross LLC	Diversified Consumer Services	Term Loan	10.95% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	5,024,876	4,968,436	5,024,876	(15)
VIRGIN MEDIA BRISTOL LLC	Cable/Satellite TV	Term Loan	8.18% (S + 5.00%)	1/31/2029	950,000	936,938	946,067	(10)(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.76% (S + 5.25%; 0.75% Floor)	3/21/2031	603,347	587,415	603,347	(6)(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	3/21/2031	1,723,847	1,699,774	1,719,537	(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Visionary Buyer, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.25%; 0.75% Floor)	3/21/2030	0	(5,743)	(1,078)	(6)(7)(15)
Wealth Enhancement Group, LLC	Diversified Financial Services	Revolver	— (S + 5.00%; 1.00% Floor)	10/2/2028	(0)	(43)	(0)	(6)(7)(15)
Wealth Enhancement Group, LLC	Diversified Financial Services	Delayed Draw Term Loan	9.55% (S + 5.00%; 1.00% Floor)	10/2/2028	2,376,082	2,376,082	2,376,082	(15)
Wealth Enhancement Group, LLC	Diversified Financial Services	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	10/2/2028	0	(645)	0	(6)(7)(15)
Wealth Enhancement Group, LLC	Diversified Financial Services	Delayed Draw Term Loan	9.55% (S + 5.00%; 1.00% Floor)	10/2/2028	526,193	526,193	526,193	(15)
Zendesk, Inc.	Software	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/22/2028	(0)	(0)	(0)	(6)(15)
Zendesk, Inc.	Software	Revolver	— (S + 5.00%; 0.75% Floor)	11/22/2028	(0)	(0)	(0)	(6)(15)
Zendesk, Inc.	Software	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	11/22/2028	4,948,908	4,948,908	4,948,908	(15)
Total U.S. 1st Lien/Senior Secured Debt						270,892,593	271,442,476
2nd Lien/Junior Secured Debt 0.77%
Symplr Software, Inc.	Health Care Technology	Term Loan	12.56% (S + 7.87%; 0.75% Floor)	12/22/2028	988,342	911,374	891,979	(15)
Total U.S. 2nd Lien/Junior Secured Debt						911,374	891,979
Total U.S Corporate Debt						271,803,967	272,334,455

Puerto Rico Corporate Debt 0.86%
1st Lien/Senior Secured Debt 0.86%
CORAL US CO BORROWER LLC	Cable/Satellite TV	Term Loan	7.45% (S + 3.00%)	9/23/2029	1,000,000	1,001,250	1,002,940	(10)(15)
Total Puerto Rico 1st Lien/Senior Secured Debt						1,001,250	1,002,940
Total Puerto Rico Corporate Debt						1,001,250	1,002,940
Canadian Corporate Debt 4.74%
Canadian 1st Lien/Senior Secured Debt 4.74%
Versaterm Public Safety Inc.	Commercial Services & Supplies	Delayed Draw	10.70% (S + 6.25%; 1.00% Floor)	12/4/2025	416,495	412,763	416,495	(8)(15)
Versaterm Public Safety Inc.	Commercial Services & Supplies	Term Loan	10.70% (S + 6.25%; 1.00% Floor)	12/4/2025	5,081,655	5,035,988	5,081,655	(8)(15)
Versaterm Public Safety Inc.	Commercial Services & Supplies	Revolver	12.75% (S + 5.25%; 1.00% Floor)	12/4/2025	29,357	27,416	29,357	(6)(8)(15)
Total Canada 1st Lien/Senior Secured Debt						5,476,167	5,527,507
Total Canadian Corporate Debt						5,476,167	5,527,507
UK Corporate Debt 0.78%
UK 1st Lien/Senior Secured Debt 0.78%
Labvantage Systems Limited	Pharmaceuticals	Term Loan	9.60% (S + 5.25%; 1.00% Floor)	12/23/2030	926,501	909,606	912,604	(8)(15)
Total UK 1st Lien/Senior Secured Debt						909,606	912,604
Total UK Corporate Debt						909,606	912,604

Total Investments 240.09%						279,190,990	279,777,506

Portfolio Company	Industry	Yield	Shares	Cost	Fair value	Footnotes
Cash Equivalents 9.29%
US BANK MMDA GCTS	Money Market Portfolio	3.73%	5,304,266	5,304,266	5,304,266	(9)(13)(15)
STATE STREET INSTITUTIONAL US	Money Market Portfolio	4.42%	5,517,240	5,517,240	5,517,240	(9)(13)(15)
Total Cash Equivalents				10,821,506	10,821,506
Cash 0.79%
US Dollar	USD		915,285	915,285	915,285
Total Cash				915,285	915,285
TOTAL CASH AND CASH EQUIVALENTS				11,736,791	11,736,791

LIABILITIES IN EXCESS OF OTHER ASSETS — (150.17%)					(174,988,221)

NET ASSETS — 100.00%					116,526,076

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

the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30- day, 90-day or 180-day rates (1M, 3M or 6M, respectively) at the borrower’s option. As of December 31, 2024, rates for 1M S, 3M S and 6M S are 4.33%, 4.31%, and 4.25%, respectively. As of December 31, 2024, the P was 7.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2024.
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

AB Private Lending Fund

Notes to Unaudited Consolidated Financial Statements

June 30, 2025

1.
Organization and Basis of Presentation

Organization

AB Private Lending Fund (the “Fund”) is a non-diversified, closed-end management investment company formed as a Delaware statutory trust on June 8, 2023 (“Inception”). The Fund has elected to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Fund is externally managed by AB Private Credit Investors LLC (“AB-PCI” or the “Adviser”), which is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) and an affiliate of AllianceBernstein L.P. (“AB”) and its subsidiaries. The Fund commenced operations on April 30, 2024.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The Fund is an investment company under accounting principles generally accepted in the United States of America (“GAAP”) and follows the accounting and reporting guidance applicable to investment companies in Financial Accounting Standards Board (“FASB”) ASC 946, Financial Services – Investment Companies. The Fund has prepared the consolidated financial statements and related financial information pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, the Fund has not included in this quarterly report all the information and notes required by GAAP for annual financial statements. In the opinion of management, the unaudited financial information for the interim periods presented in this report reflects all normal and recurring adjustments necessary for a fair statement of the periods presented. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

As of June 30, 2025, the Fund’s only consolidated subsidiary was ABPLF.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2025, the Fund did not have any non-accrual investments.

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

The Fund has elected to be treated and intends to continue to qualify annually for federal income tax purposes as a RIC under Subchapter M of the Code. So long as the Fund is able to maintain its status as a RIC, it will generally not be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to its shareholders, and any tax liability related to income earned by the Fund will represent obligations of the Fund’s investors and will not be reflected on the financial statements of the Fund. To qualify and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements, and distribute at least 90% of its annual investment company taxable income, which is generally its net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years for which it paid no U.S. federal income taxes. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. As of June 30, 2025, and December 31, 2024, the Fund had no excise tax.

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

Offering Cost and Organizational Expenses

Organization expenses include, among other things, the cost of incorporating the Fund and the cost of legal services and other fees pertaining to the Fund’s organization. These costs are expensed as incurred. For the three and six months ended June 30,

2025, the Fund incurred organizational expenses of $0 and $0. For the three and six months ended June 30, 2024 the Fund incurred organizational expenses of $699,197 and $851,735, respectively, which were paid on behalf of the Fund by the Adviser and have been recorded as an expense on the statement of operations.

Pursuant to the Fund’s Expense Support and Conditional Reimbursement Agreement, as defined below, the entire organizational expense payable was recorded as a receivable from the Adviser.

The Fund’s offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Fund’s registration statement (and any amendments or supplements thereto) relating to the Offering and associated marketing materials. Offering expenses are recorded as deferred offering costs on the statement of assets and liabilities and are amortized to expense on the Fund’s statement of operations over 12 months from the commencement of operations. For the three and six months ended June 30, 2025, the Fund incurred offering expenses of $133,610 and $534,442, respectively. For the three and six months ended June 30, 2024, the Fund incurred offering expenses of $362,545 and $362,545, respectively. As of June 30, 2025 and December 31, 2024, there were no offering costs payable.

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

Reclassifications

Certain amounts in the prior quarter Consolidated Financial Statements and in the Notes to Consolidated Financial Statements were reclassified to conform to the current quarter’s presentation. This had no impact on the prior periods’ statement of financial position, net income (loss), cash flows, or net assets.

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

For the three and six months ended June 30, 2025, the Fund incurred management fees of $381,133 and $746,266, respectively. Management fees of $1,695,918 and $949,652 remained payable as of June 30, 2025 and December 31, 2024, respectively. For the three and six months ended June 30, 2024, the Fund incurred management fees of $230,990 and $230,990, respectively.

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

The Fund incurred income-based incentive fees for the three and six months ended June 30, 2025 of $354,808 and $649,909, respectively. The Fund did not incur income-based incentive fees for the three and six months ended June 30, 2024.

Incentive Fee Based on Capital Gains (Loss)

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

For the three and six months ended June 30, 2025, the Fund incurred capital gain incentive fee of ($67,859) and ($66,559), respectively. For the three and six months ended June 30, 2024, the Fund incurred capital gain incentive fees of $47,109 and $47,109, respectively

As of June 30, 2025 and December 31, 2024, incentive fee payable was $361,562 and $692,450, respectively.

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

Administration Agreement

On August 7, 2024, the Fund entered into an Administration Agreement with AB Private Credit Investors LLC (in its capacity as administrator, the “Administrator”). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Fund’s other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. The Fund also is liable to reimburse the Administrator for the Fund’s allocable portion of compensation of the Administrator’s personnel, including but not limited to: (i) the Fund’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Fund; and (iii) any internal audit group personnel of the Administrator or any of its affiliates. The Administrator may defer or waive rights to be reimbursed for the costs and expenses noted above including the Fund’s allocable portion of compensation of the Administrator’s personnel, subject to the limitations described in the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Fund will reimburse the Administrator for any services performed for the Fund by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator receives compensation for its sub-administrative services under a sub-administration agreement. For the three and six months ended June 30, 2025, the Fund incurred administration expense fees of $69,849 and $129,919, respectively. For the three and six months ended June 30, 2024, the Fund incurred administration expense fees of $36,870 and $36,870, respectively.

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

For the three and six months ended June 30, 2025, the Fund is entitled to reimbursements from the Adviser in the amount of $538,876 and $1,554,031, respectively. As of June 30, 2025 reimbursement of $644,928 remains outstanding ($0 as of December 31, 2024). For the three and six months ended June 30, 2024, the Fund is entitled to reimbursements from the Adviser in the amount of $1,500,250 and $1,652,788, respectively.

As of June 30, 2025, the amount of Expense Payments provided by the Adviser since inception is $5,789,761. The following table reflects the Expense Payments which may be subject to reimbursement pursuant to the Expense Agreement:

For the Month Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Percentage Limit (1)
June 30, 2023	277,209	-	277,209	June 30, 2026	1.00%
July 31, 2023	81,344	-	81,344	July 31, 2026	1.00%
August 31, 2023	71,570	-	71,570	August 31, 2026	1.00%
September 30, 2023	33,222	-	33,222	September 30, 2026	1.00%
October 31, 2023	29,309	-	29,309	October 31, 2026	1.00%
November 30, 2023	17,181	-	17,181	November 30, 2026	1.00%
December 31, 2023	8,898	-	8,898	December 31, 2026	1.00%
January 31, 2024	74,154	-	74,154	January 31, 2027	1.00%
February 29, 2024	33,880	-	33,880	February 28, 2027	1.00%
March 31, 2024	44,504	-	44,504	March 31, 2027	1.00%
April 30, 2024	411,651	-	411,651	April 30, 2027	1.00%
May 31, 2024	484,123	-	484,123	May 31, 2027	1.00%
June 30, 2024	604,476	-	604,476	June 30, 2027	1.00%
July 31, 2024	220,044	-	220,044	July 31, 2027	1.00%
August 31, 2024	492,466	-	492,466	August 31, 2027	1.00%
September 30, 2024	282,226	-	282,226	September 30, 2027	1.00%
October 31, 2024	410,050	-	410,050	October 31, 2027	1.00%
November 30, 2024	207,943	-	207,943	November 30, 2027	1.00%
December 31, 2024	451,479	-	451,479	December 31, 2027	1.00%
January 31, 2025	278,634	-	278,634	January 31, 2028	1.00%
February 28, 2025	268,655	-	268,655	February 29, 2028	1.00%
March 31, 2025	467,865	-	467,865	March 31, 2028	1.00%
April 30, 2025	286,605	-	286,605	April 30, 2028	1.00%
May 31, 2025	101,842	-	101,842	May 31, 2028	1.00%
June 30, 2025	150,430	-	150,430	June 30, 2028	1.00%
Total	$5,789,760	$-	$5,789,760

(1)
Represents the actual percentage of Operating Expenses paid by the Fund in any quarter after deducting any Expense Payment, as a percentage of the Fund’s average quarterly gross assets.

Transfer Agency Agreement

On August 7, 2024, the Fund and AllianceBernstein Investor Services, Inc. (“ABIS”), an affiliate of the Fund, entered into an agreement pursuant to which ABIS will provide transfer agent services to the Fund. The Fund bears the expenses related to the agreement with ABIS.

For the three and six months ended June 30, 2025 the Fund incurred $5,802 and $11,765, respectively, in transfer agent fees ($5,444 and $5,444, respectively for the three and six months ended June 30, 2024). As of June 30, 2025 and December 31, 2024, $5,802 and $14,460, respectively, of accrued transfer agent fees remained payable.

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

Ownership by Affiliates

As of June 30, 2025, AXA Equitable Financial Services LLC, an affiliated financial services company owned by Equitable Holdings, Inc. owned 4,400,000 class I shares of the Fund. This represents 86.41% and 95.75% of the outstanding class I shares as of June 30, 2025 and December 31, 2024, respectively.

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

ABPLF Credit Facility

On May 2, 2024, ABPLF entered into a Credit Agreement with ABPLF as borrower, the Adviser, as collateral manager, the lenders from time to time parties thereto, The Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral administrator and collateral agent, and U.S. Bank National Association, as custodian (the “ABPLF Credit Facility” and, together with the Scotia Credit Facility, the “Credit Facilities”). The ABPLF Credit Facility provides for a total commitment amount of up to $200,000,000, which is split between the Class A-R Loans and the Swingline Loans, on a revolving basis, and in the case of the Class A-T Loans, on a term basis. The total Class A-R commitment as of the closing date is $25,000,000 and will increase automatically to (x) $50,000,000 on the two-month anniversary of the closing date and (y) $100,000,000 on the eight-month anniversary of the closing date. The total Class A-T commitment as of the closing date is $100,000,000. Amounts drawn under the ABPLF Credit Facility, will bear interest at either the Term SOFR Reference Rate, or the weighted average of the Commercial Paper Rate, the Liquidity Funding Rate and the Credit Funding Rate (each as defined in the ABPLF Credit Agreement, the “Applicable Rate”), in each case, plus a margin. Advances used to finance the purchase or origination of any eligible loans under the ABPLF Credit Facility initially bear interest at the Applicable Rate plus a spread of 2.50%. After the expiration of a two-year reinvestment period, the applicable margin will be a spread of 1.95% plus 0.10% plus the additional administrative agent fees. The reinvestment period end on May 2, 2026 and the spread will increase to 2.45%.

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

The Fund’s outstanding borrowings through the Credit Facilities as of June 30, 2025 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
Scotia Credit Facility	$75,000,000	$—	$75,000,000	$—
Scotia Term Loan	25,000,000	25,000,000	—	25,000,000
ABPLF Credit Facility	110,000,000	10,750,000	99,250,000	10,750,000
ABPLF Term Loan	110,000,000	110,000,000	—	110,000,000
Total	$320,000,000	$145,750,000	$174,250,000	$145,750,000

As of June 30, 2025, deferred financing costs and debt issuance costs were $1,032,620 and $753,533, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

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

Interest Expense on Borrowings

For the three and six months ended June 30, 2025 and 2024, the components of interest and other debt expenses related to the borrowings were as follows:

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Interest and borrowing expenses	$2,495,602	$2,285,481	$5,339,713	$2,285,481
Commitment fees	185,195	25,375	336,573	25,375
Amortization of deferred financing costs	374,008	392,002	724,038	392,002
Total	$3,054,805	$2,702,858	$6,400,324	$2,702,858
Weighted average interest rate(1) (2)	6.44%	9.27%	6.61%	9.27%
Average outstanding balance(2)	$155,508,242	$177,766,667	$163,004,144	$177,766,667

(1)
Calculated as the annualized amount of the stated interest and borrowing expense divided by average borrowings for the period.
(2)
Calculated for the period from initial drawdowns of the Credit Facilities through June 30, 2025 and 2024, respectively.
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

The following tables summarizes the valuation of the Fund’s investments as of June 30, 2025:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$6,058,888	$—	$—	$6,058,888
Total Cash Equivalents	$6,058,888	$—	$—	$6,058,888

Assets*
1st Lien/Senior Secured Debt	$—	$3,887,837	$264,329,208	$268,217,045
2nd Lien/Junior Secured Debt	$—	$—	$887,037	$887,037
Total	$—	$3,887,837	$265,216,245	$269,104,082
Investments valued at NAV as a practical expedient*				$52,296
Total investments	$6,058,888	$3,887,837	$265,216,245	$275,215,266

* See consolidated schedule of investments for industry classifications.

The following tables summarizes the valuation of the Fund’s investments as of December 31, 2024:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$10,821,506	$—	$—	$10,821,506
Total Cash Equivalents	$10,821,506	$—	$—	$10,821,506

Assets*
1st Lien/Senior Secured Debt	$—	$3,949,842	$274,935,685	$278,885,527
2nd Lien/Junior Secured Debt	—	—	891,979	891,979
Total	$—	$3,949,842	$275,827,664	$279,777,506
Total investments	$10,821,506	$3,949,842	$275,827,664	$290,599,012

* See consolidated schedule of investments for industry classifications.

The following is a reconciliation of Level 3 Assets for the three and six months ended June 30, 2025:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Total
Balance as of December 31, 2024	$274,935,685	891,979	$275,827,664
Purchases (including capitalized PIK)	27,207,708	—	27,207,708
Sales and principal repayments	(37,815,113)	—	(37,815,113)
Realized gain	—	—	—
Net amortization of premium/discount	467,229	7,359	474,588
Net change in unrealized appreciation (depreciation)	(466,301)	(12,301)	(478,602)
Balance as of June 30, 2025	$264,329,208	$887,037	$265,216,245
Change in unrealized appreciation (depreciation) for investments still held	(422,715)	(12,301)	(435,016)

The following is a reconciliation of Level 3 Assets for the year ended December 31, 2024:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Total
Balance as of December 31, 2023	$—	$—	$—
Purchases (including capitalized PIK)	297,991,400	901,862	298,893,262
Sales and principal repayments	(24,313,285)	—	(24,313,285)
Realized gain	—	—	—
Net amortization of premium/discount	673,345	9,512	682,857
Net change in unrealized appreciation (depreciation)	584,225	(19,395)	564,830
Balance as of December 31, 2024	$274,935,685	$891,979	$275,827,664
Change in unrealized appreciation (depreciation) for investments still held	584,225	(19,395)	564,830

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of June 30, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of June 30, 2025	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	254,121,202	Market Yield Analysis	Market Yield	6.8% - 14.9% (9.5%)	Decrease
1st Lien/Senior Secured Debt	10,208,006	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	887,037	Market Yield Analysis	Market Yield	16.5% - 16.5% (16.5%)	Decrease
Total Assets	$265,216,245

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

6.
Commitments and Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of June 30, 2025 the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment type as of June 30, 2025 and December 31, 2024:

			6/30/2025		12/31/2024
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
AAH Topco, LLC	Class C Delayed Draw Term Loan	3/31/2027	473,999	(2,370)	-	-
AAH Topco, LLC	Revolver	12/22/2027	282,352	(1,412)	278,117	(4,235)
Admiral Buyer, Inc.	2024 Delayed Draw Term Loan	8/17/2026	64,333	—	87,727	-
Admiral Buyer, Inc.	2025 Delayed Draw Term Loan	2/8/2027	37,920	—	-	-
Admiral Buyer, Inc.	Revolver	12/6/2029	487,579	(2,438)	487,579	-
Amercare Royal LLC	Revolver	9/10/2030	35,562	(711)	24,332	(122)
Amercare Royal LLC	Delayed Draw Term Loan Facility A	9/10/2026	232,088	(3,481)	232,088	-
AppViewX, Inc.	Revolver	12/24/2031	99,668	(997)	98,671	(997)
AppViewX, Inc.	PIK Delayed Draw Term Loan	3/31/2027	102,990	—	102,990	-
Avalara, Inc	REVOLVER	10/19/2028	-	—	397,545	-
Avant Communications, LLC	Revolver	11/30/2026	216,876	—	216,876	-
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	334,456	—	334,456	-
Banneker V Acquisition, Inc.	REVOLVER	12/4/2025	-	—	190,820	-
BHG Holdings, LLC	Delayed Draw Term Loan	4/22/2027	528,843	(4,627)	-	-
BHG Holdings, LLC	Revolver	4/22/2032	233,437	(4,085)	-	-
Bonterra LLC	Delayed Draw Term Loan	3/5/2027	88,889	(444)	-	-
Bonterra LLC	Revolver	3/5/2032	69,947	(699)	-	-
Bonterra LLC	REVOLVER	9/8/2027	-	—	61,993	(155)
Brightspot Buyer, Inc.	Revolver	11/16/2027	201,664	(3,529)	198,639	(3,025)
BSI2 Hold Nettle, LLC	Revolver	6/30/2028	149,805	—	126,758	-
Businessolver.com, Inc.	Initial Delayed Draw Term Loan	12/1/2025	82,909	—	351,144	-
BV EMS Buyer, Inc	Revolver	11/23/2027	23,471	—	23,471	-
Community Based Care Acquisition, Inc.	Revolver	9/16/2027	332,760	(1,664)	331,096	(1,664)
DA Blocker Corp.	Revolver	2/10/2032	51,471	(772)	-	-
DA Blocker Corp.	Delayed Draw Term	2/10/2027	220,588	(2,206)	-	-
Datacor, Inc.	Delayed Draw Term Loan	3/13/2026	270,314	—	1,379,153	-
Datacor, Inc.	Revolver	3/13/2029	217,217	—	241,352	-
Delorean Purchaser, Inc	REVOLVER	12/16/2031	-	—	128,478	(1,957)
DeLorean Purchaser, Inc.	Revolver	12/16/2031	130,435	(2,609)	-	-
DLRdmv, LLC	Delayed Draw Term Loan	5/7/2027	116,138	(581)	-	-
DLRdmv, LLC	Revolver	5/7/2032	116,138	(1,161)	-	-
EET Buyer, Inc.	Revolver	11/8/2027	379,836	—	379,836	-
Einstein Parent, Inc.	Revolver	1/22/2031	93,750	(2,578)	-	-
Exterro, Inc.	Revolver	6/1/2027	311,967	—	311,967	-
Foundation Risk Partners, Corp.	Revolver	10/29/2029	447,125	—	447,125	-
Fusion Holding, Corp.	Revolver	9/14/2027	34,100	(1,108)	442,161	(12,503)
GS AcquisitionCo, Inc.	Revolver	5/25/2028	28,661	(143)	30,877	(77)
GS AcquisitionCo, Inc.	Seventh Supplemental Delayed Draw Term Loan	3/26/2026	25,589	—	31,779	-
HireVue, Inc.	Revolver	5/3/2029	266,543	(1,999)	195,040	(1,970)
HITRUST Services, LLC	Revolver	3/14/2031	190,476	(1,905)	-	-
Honor HN Buyer, Inc.	Delayed Draw Term Loan 4	10/15/2026	438,633	—	438,633	-
Honor HN Buyer, Inc.	Revolver	10/15/2027	102,500	—	102,500	-
Iodine Software, LLC	Revolver	5/19/2027	372,658	—	372,658	-
Joink, LLC	Revolver	10/4/2030	87,727	(877)	86,411	(1,316)
Joink, LLC	Delayed Draw Term Loan	4/2/2027	679,881	(3,399)	1,015,800	(7,676)
KPA Parent Holdings, Inc	Delayed Draw Term Loan	3/15/2027	114,943	(862)	-	-
KPA Parent Holdings, Inc	Revolver	3/12/2032	80,460	(1,006)	-	-
Labvantage Solutions Inc.	Revolver	11/23/2030	71,176	(1,068)	43,818	(667)
Last Dance Intermediate I(c), LLC	Delayed Draw Term Loan	6/30/2027	532,147	(6,652)	-	-
Last Dance Intermediate I(c), LLC	Revolver	3/31/2031	137,386	(1,717)	-	-
LeadVenture, Inc.	Delayed Draw Term Loan	6/23/2027	551,017	(5,510)	-	-
LeadVenture, Inc.	Revolver	6/23/2032	411,206	(6,168)	-	-
Level Data, LLC	Delayed Draw Term Loan	3/5/2027	310,078	(1,550)	-	-
Level Data, LLC	Revolver	3/5/2031	54,264	(543)	-	-
LivTech Purchaser, Inc.	Initial Delayed Draw Term Loan	11/23/2026	92,235	(922)	468,235	(2,353)
LivTech Purchaser, Inc.	Initial Revolving Facility	11/24/2031	117,647	(1,176)	116,471	(1,176)
Mavenlink, Inc.	Revolver	6/3/2027	49,663	(1,490)	48,297	(1,366)
Medical Management Resource Group, L.L.C.	Revolver	9/30/2026	23,553	(353)	29,904	(379)
Mist Holding Co.	Delayed Draw Term Loan	12/23/2027	272,727	—	271,364	(1,364)
Mist Holding Co.	Delayed Draw Term Loan 2	7/23/2025	120,152	—	119,551	(601)
Mist Holding Co.	Revolver	12/23/2030	90,909	—	90,000	(909)
MMP Intermediate, LLC	Revolver	2/15/2029	237,978	—	237,383	(595)

			6/30/2025		12/31/2024
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Mr. Greens Intermediate, LLC	Delayed Draw Term Loan	11/2/2026	770,757	—	864,078	-
Mr. Greens Intermediate, LLC	Revolver	5/1/2031	329,756	—	345,631	-
MSP Global Holdings, Inc.	Amendment No. 1 Delayed Draw Term Loan	4/8/2026	222,654	(1,670)	222,097	(557)
MSP Global Holdings, Inc.	Revolver	4/9/2029	326,067	(2,446)	415,399	(1,041)
Nasuni Corporation	Revolver	9/10/2030	315,800	(4,737)	311,063	(4,737)
Navigate360, LLC	Revolver	3/17/2027	260,083	(650)	258,132	(1,951)
Navigate360, LLC	2024 DELAYED DRAW TERM LOAN	3/17/2027	-	—	598,499	-
NC Topco, LLC	Revolver	9/1/2031	155,737	—	154,569	(1,168)
NC Topco, LLC	Date Delayed Draw Term	8/31/2026	389,342	—	386,422	(2,920)
NMI Acquisitionco, Inc.	Revolver	9/6/2028	197,434	(2,468)	194,473	(2,962)
OPOC Acquisition, LLC	Revolver	12/20/2030	69,930	(874)	61,993	(944)
OPOC Acquisition, LLC	Delayed Draw Term Loan	12/21/2026	174,825	(874)	173,514	(1,311)
Ping Identity Holding Corp.	Revolver	10/17/2028	449,029	—	449,029	-
Priority OnDemand Midco 2, L.P.	Delayed Draw Term Loan	7/15/2026	1,082,205	—	1,107,696	-
Ranger Buyer, Inc.	Revolver	11/18/2027	364,822	(912)	364,822	-
REP TEC Intermediate Holdings, Inc.	Revolver	12/1/2027	96,955	—	96,955	-
RevauAdvanced Underwriting Inc.	Delayed Draw Term Loan	5/7/2027	597,530	(2,988)	-	-
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/30/2027	268,554	(671)	266,540	(2,014)
Ridge Trail US Bidco, Inc.	Revolving Loan	3/30/2031	65,348	(653)	64,368	(980)
Saab Purchaser, Inc.	Delayed Draw Term Loan	11/12/2026	191,489	—	190,532	(957)
Saab Purchaser, Inc.	Revolver	11/12/2031	74,468	—	94,787	(957)
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	374,543	(1,873)	371,734	(2,809)
Sauce Labs Inc	Revolver	8/16/2027	500,260	(8,755)	489,005	(11,256)
Sauce Labs Inc	2022 PIK 2ND AMD INC DDTL	8/16/2027	-	—	555,975	(7,038)
Second Nature Brands, Inc.	Revolving Loan	2/6/2031	88,931	(1,334)	-	-
Serrano Parent, LLC	Closing Date Revolver	5/13/2030	540,984	(12,172)	530,164	(10,820)
Soladoc, LLC	Revolver	6/12/2028	230,470	(5,186)	222,979	(7,490)
Tau Buyer, LLC	Delayed Draw Term Loan	1/31/2027	584,914	(4,387)	-	-
Tau Buyer, LLC	Revolver	2/2/2032	274,551	(2,746)	-	-
Telcor Buyer, Inc.	Revolver	8/20/2027	113,480	—	113,480	-
Thrive Buyer, Inc	REVOLVER	1/22/2027	-	—	16,648	-
TMA Buyer LLC	Tranche A DDTL	4/30/2027	435,517	(2,178)	-	-
TMA Buyer LLC	Tranche B DDTL	4/30/2027	135,010	—	-	-
TMA Buyer LLC	Revolver	4/30/2031	174,207	(1,742)	-	-
Towerco IV Holdings, LLC	Last Out Delayed Draw Term Loan	7/17/2026	208,752	—	268,396	-
Ungerboeck Systems International, LLC	Revolver	4/30/2027	17,560	(44)	17,473	(88)
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	117,647	(882)	-	-
Vectra AI, Inc.	Revolver	3/2/2028	141,342	(1,413)	139,928	(1,413)
Vectra AI, Inc.	Delayed Draw Term Loan	10/29/2026	353,355	(3,534)	349,821	(3,534)
Vehlo Purchaser, LLC	Revolver	5/24/2028	238,095	(595)	238,095	-
Veracross LLC	Fourth Amendment Delayed Draw Term Loan	12/28/2027	722,437	—	-	-
Veracross LLC	Revolver	12/28/2027	204,390	—	142,785	-
Visionary Buyer, LLC	Delayed Draw Term Loan	3/23/2026	149,400	(2,615)	1,120,500	-
Visionary Buyer, LLC	Revolver	3/21/2030	430,962	(7,542)	429,884	(1,077)
Visionary Buyer, LLC	Amendment No. 1 Delayed Draw Term Loan	3/31/2027	1,000,000	(12,500)	-	-
Wealth Enhancement Group, LLC	December 2024 Delayed Draw Term Loan	12/30/2026	229,964	—	258,051	-
Wealth Enhancement Group, LLC	2021 Incremental Revolver	10/2/2028	185,263	—	185,263	-
Zendesk, Inc.	2024 DDTL	11/22/2025	829,439	—	1,208,761	-
Zendesk, Inc.	2024 Revolver	11/22/2028	497,725	—	497,723	-
Total			$27,110,819	$(163,253)	$24,350,359	$(113,131)

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

As of June 30, 2025 and December 31, 2024, the cumulative amount subject to recoupment by the Adviser under the Expense Support Agreement amounts to $5,789,761 and $4,235,729, respectively.

7.
Net Assets

Transactions in Shares

The following table summarizes the total Shares issued and proceeds related to the Offering:

Share Issue Date	Shares Issued	Proceeds Received
For the Six Months Ended June 30, 2025
January 2, 2025	43,379	$1,100,000
February 3, 2025	55,233	$1,400,000
June 2, 2025	387,186	$9,800,000
Total	485,798	$12,300,000

There were no Shares issued or proceeds related to the Offering during the three and six months ended June 30, 2024.

Distributions

Distributions to shareholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute monthly distributions to its shareholders. The Fund’s monthly distributions, if any, will be determined by the Board. Any distributions to the Fund’s shareholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared for the Fund's Class I shares during the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
1/22/2025	1/31/2025	2/28/2025	0.23	$1,078,474
2/21/2025	2/28/2025	3/31/2025	0.23	1,102,112
3/21/2025	3/31/2025	4/30/2025	0.20	951,342
4/21/2025	4/30/2025	5/30/2025	0.23	1,100,796
5/20/2025	5/30/2025	6/30/2025	0.20	956,529
6/20/2025	6/30/2025	7/31/2025	0.20	1,013,316
				$6,202,569

There were no distributions declared for the Fund's Class I shares during the three and six months ended June 30, 2024.

Distribution Reinvestment Plan

On May 30, 2024, the Fund adopted a distribution reinvestment plan. See Note 2–Significant Accounting Policies–Distributions.

The following table summarizes the total shares reinvested as of June 30, 2025:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
1/22/2025	1/31/2025	2/1/2025	1,873	$47,478
2/21/2025	2/28/2025	3/1/2025	2,425	61,330
3/21/2025	3/31/2025	4/1/2025	2,107	53,407
4/21/2025	4/30/2025	5/1/2025	2,461	62,261
5/20/2025	5/30/2025	6/1/2025	2,156	54,573
6/20/2025	6/30/2025	7/1/2025	—	—
			11,022	$279,049

There were no shares reinvested during the three and six months ended June 30, 2024.

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

8.
Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per Share for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Net increase in net assets from operations	$2,547,519	$2,907,897	$5,637,489	$2,907,897
Weighted average common shares outstanding	4,830,243	4,329,039	4,753,981	4,329,039
Earnings per common share-basic and diluted	$0.53	$0.67	$1.19	$0.67

9.
Financial Highlights

Below is the schedule of financial highlights of the Fund for Class I shares for the six months ended June 30, 2025 and for the six months ended June 30, 2024:

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Per Share Data:(1)
Net asset value, beginning of period	$25.36	$25.00
Net investment income (loss)	1.30	0.58
Net realized and unrealized gains (losses) on investments	(0.11)	0.08
Net increase (decrease) in net assets resulting from operations	1.19	0.66
Distributions to stockholders(1)	(1.31)	-
Net asset value, end of period	$25.24	$25.66
Shares outstanding, end of period	5,092,041	4,400,000
Total return at net asset value before incentive fees(2)(3)	5.29%	2.69%
Total return at net asset value after incentive fees(2)(3)	4.80%	2.64%
Ratio/Supplemental Data:
Net assets, end of period	$128,540,045	$112,907,897
Ratio of total expenses to weighted average net assets(4)	15.75%	14.91%
Ratio of net expenses to weighted average net assets(4)	13.48%	10.97%
Ratio of net investment income (loss) before waivers to weighted average net assets(4)	8.76%	5.39%
Ratio of net investment income (loss) after waivers to weighted average net assets(4)	11.02%	9.32%
Ratio of interest and credit facility expenses to weighted average net assets(4)	10.82%	9.63%
Ratio of incentive fees to weighted average net assets(3)	0.49%	0.08%
Portfolio turnover rate(3)	9.92%	1.13%
Asset coverage ratio(5)	188.19%	163.00%

(1)
The per share data was derived by using the weighted average shares outstanding during the applicable period except for distributions recorded which reflects the actual amount per share of the applicable period.
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

• the effect of legal, tax and regulatory changes; and

• the other risks, uncertainties and other factors the Fund identifies under “Item 1A. Risk Factors” in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Recent Developments

See “Item 1. Financial Statement—Notes to Financial Statement—Note 10. Subsequent Events” for a summary of recent developments.

Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	For the Three Months Ended June 30, 2025		For the Three Months Ended June 30, 2024		For the Six Months Ended June 30, 2025		For the Six Months Ended June 30, 2024
Investments in Portfolio Companies	$(11,699,269)	(1)	$(281,461,640)	(2)	$(21,526,905)	(3)	$(281,461,640)	(2)
Draw Downs against Revolvers and Delayed Draw Term Loan	(3,941,513)		(2,387,147)		(6,056,658)		(2,387,147)
Principal Repayments	13,391,794	(4)	3,169,800	(5)	37,825,202	(6)	3,169,800	(5)
Sales	-		—		—		—
Net Repayments (Investments)	$(2,248,988)		$(280,678,987)		$10,241,639		$(280,678,987)

(1)
Includes investments in 11 portfolio companies.
(2)
Includes investments in 76 portfolio companies.
(3)
Includes investments in 29 portfolio companies.
(4)
Includes $81,760 in revolver and delayed draw term paydowns.
(5)
Includes $224,671 in revolver and delayed draw term paydowns.
(6)
Includes $735,319 in revolver and delayed draw term paydowns.

The following table shows the composition of the investment portfolio and associated yield data as of June 30, 2025:

	As of June 30, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$268,131,306	97.45%	$268,217,045	97.46%	10.16%
Second Lien Junior Secured Debt	918,733	0.33%	887,037	0.32%	17.46%
Investment Companies	52,289	0.02%	52,296	0.02%
Cash equivalents	6,058,888	2.20%	6,058,888	2.20%
Total	$275,161,216	100.00%	$275,215,266	100.00%

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

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025	As of December 31, 2024
Number of portfolio companies	93	82
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	—%	—%

(1)
Measured as a percentage of fair value basis and excluding equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of June 30, 2025:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Performing	$269,050,039	100%	$269,104,082	100%
Non-accrual	—	—%	—	—%
Total	$269,050,039	100%	$269,104,082	100%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2024:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Performing	$279,190,990	100.00%	$279,777,506	100.00%
Non-accrual	—	—%	—	—%
Total	$279,190,990	100.00%	$279,777,506	100.00%

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2025 and December 31, 2024, the Fund did not have any non-accrual investments.

The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, at amortized cost and fair value as of June 30, 2025 (with corresponding percentage of total portfolio investments):

	As of June 30, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Auto Components	$4,510,115	1.68%	$4,509,906	1.68%
Automobiles	7,089,471	2.63%	7,115,158	2.64%
Banks	4,722,944	1.76%	4,766,264	1.77%
Broadcast Serv/Program	1,001,250	0.37%	995,280	0.37%
Cable/Satellite TV	1,926,393	0.72%	1,911,693	0.71%
Capital Markets	785,388	0.29%	789,767	0.29%
Chemicals	6,661,585	2.48%	6,690,021	2.49%
Commercial Services & Supplies	11,101,200	4.13%	11,114,083	4.13%
Construction & Engineering	4,085,782	1.52%	4,101,551	1.52%
Diversified Consumer Services	14,670,142	5.45%	14,758,798	5.48%
Diversified Financial Services	13,346,112	4.96%	13,388,104	4.97%
Diversified Telecommunication Services	28,751,501	10.68%	28,717,438	10.67%
Food & Staples Retailing	2,534,440	0.94%	2,540,416	0.94%
Health Care Equipment & Supplies	5,471,007	2.03%	5,486,048	2.04%
Health Care Providers & Services	30,509,439	11.34%	30,344,537	11.27%
Health Care Technology	18,412,036	6.84%	18,464,914	6.86%
Hotels, Restaurants & Leisure	8,457,431	3.14%	8,501,064	3.16%
Insurance	12,443,301	4.62%	12,420,450	4.61%
Internet and Direct Marketing Retail	5,297,430	1.97%	5,357,859	1.99%
Investment Companies	52,289	0.02%	52,296	0.02%
Leisure Products	1,148,812	0.43%	1,153,484	0.43%
Media	2,014,257	0.75%	2,010,921	0.75%
Pharmaceuticals	904,960	0.34%	906,980	0.34%
Professional Services	17,213,404	6.40%	17,237,725	6.41%
Property/Casualty Ins	992,386	0.37%	980,864	0.36%
Real Estate Management & Development	8,068,772	3.00%	8,062,172	3.00%
Software	43,758,773	16.26%	43,569,520	16.19%
Technology Hardware, Storage & Peripherals	13,171,708	4.88%	13,209,065	4.91%
	$269,102,328	100.00%	$269,156,378	100.00%

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

Results of Operations

The following is a summary of the Fund’s operating results for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Total investment income	$7,118,177	$5,696,785	$14,496,908	$5,696,785
Total expenses	4,491,451	4,665,999	9,805,764	4,818,537
Less: expenses reimbursed by the Adviser	(538,876)	(1,500,250)	(1,554,031)	(1,652,788)
Net investment income before taxes	3,165,602	2,531,036	6,245,175	2,531,036
Income tax expense, including excise tax	75,220	—	75,220	—
Net investment income after tax	3,090,382	2,531,036	6,169,955	2,531,036
Net realized and change in unrealized appreciation and depreciation on investments	(542,863)	376,861	(532,466)	376,861
Net increase in net assets resulting from operations	$2,547,519	$2,907,897	$5,637,489	$2,907,897

Investment Income

For the three and six months ended June 30, 2025, the Fund’s investment income was comprised of $7,006,888 and $ 14,274,108 of interest income, which includes $258,643 and $476,550 from the net amortization of premium and accretion of discounts, $67,660 and $111,213 of payment-in-kind interest, and $43,629 and $111,587 of dividend income, respectively for the periods presented. For the three and six months ended June 30, 2024, the Fund’s investment income was comprised of $5,575,819 and $5,575,819, respectively of interest income.

Operating Expenses

The following is a summary of the Fund’s operating expenses for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Interest and borrowing expenses	$3,054,805	$2,702,858	$6,400,324	$2,702,858
Organizational expense	—	699,197	—	851,735
Offering fee expense	133,610	362,545	534,442	362,545
Income-based incentive fee	354,808	—	649,909	—
Other expenses	172,960	300,119	299,924	300,119
Management fees	381,133	230,990	746,266	230,990
Professional fees	325,136	197,056	976,872	197,056
Directors' fees	51,312	—	102,625	—
Trustees’ fees	9,895	51,103	20,277	51,103
Transfer agent fees	5,802	5,444	11,765	5,444
Administration and custodian fees	69,849	36,870	129,919	36,870
Insurance expenses	—	32,708	—	32,708
Capital gain (loss) incentive fees	(67,859)	47,109	(66,559)	47,109
Total expenses	4,491,451	4,665,999	9,805,764	4,818,537
Income tax expense, including excise tax	75,220	—	75,220	—
Total expenses	$4,566,671	$4,665,999	$9,880,984	$4,818,537

Interest and Borrowing Expenses

Interest and borrowing expenses include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Credit Facilities. Interest and borrowing expenses for the three and six months ended June 30, 2025 were $3,054,805 and $6,400,324, respectively, and for the three and six months ended June 30, 2024 were $2,702,858 and $2,702,858, respectively. The weighted average interest rate for the three and six months ended June 30, 2025 was 6.44% and 6.61%, respectively.

Management Fee

The gross management fee expenses for the three and six months ended June 30, 2025 was $381,133 and $746,266, respectively and for the three and six months ended June 30, 2024 was $230,990 and $230,990, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and six months ended June 30, 2025, the Fund had $542,863 and $532,466, respectively in net change in unrealized appreciation on $269,156,378 and $279,777,506, respectively of investments in 94 portfolio companies. Net change in unrealized appreciation for the three and six months ended June 30, 2025, resulted from an increase in fair value, primarily due to positive valuation adjustments on level 3 securities.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three and six months ended June 30, 2025, the net increase in net assets resulting from operations was $2,547,519 and $5,637,489, respectively. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2025, the Fund’s per share net increase in net assets resulting from operations was $0.53 and $1.19, respectively.

Cash Flows

For the six months ended June 30, 2025, cash decreased by $4,749,925. During the same period, cash used in operating activities was $15,036,748, primarily as a result of net purchases of investments. The Fund used $19,786,673 from financing activities, primarily from distributions paid, repayments of credit facilities and financing costs paid, offset by issuance of Common Shares.

Hedging

The Fund may enter into interest rate, foreign exchange, and/or other derivative arrangements to hedge against interest rate, currency, and/or other credit related risks through the use of futures, options and forward contracts. These hedging activities will be subject to the applicable legal and regulatory compliance requirements; however, there can be no assurance any hedging strategy employed will be successful. The Fund may also seek to borrow capital in local currency as a means to hedging non-U.S. dollar denominated investments. For the six months ended June 30, 2025 and 2024, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, the Fund had $6,986,866 and $11,736,791 in cash and cash equivalents, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund intends to sell its shares on a continuous monthly basis at a per share price equal to the then-current NAV per share.

The Fund’s primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying AB-PCI (in its capacity as the Adviser and the Administrator) or AB High Yield), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Common Shares.

Cash and cash equivalents as of June 30, 2025, taken together with the Fund’s $174,250,000 undrawn amount on its Credit Facilities, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

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

As of June 30, 2025, the Fund has unfunded commitments to fund future investments in the amount of $27,110,819 and contractual obligations in the form of Credit Facilities of $145,750,000.

Equity Activity

The Fund can offer up to $1,000,000,000 of Common Shares in the Offering on a “best efforts” basis through AllianceBernstein Investments, Inc., the Managing Dealer, a registered broker-dealer.

During the period ended June 30, 2025, the Fund issued 485,798 Class I Shares for total proceeds of $12,300,000.

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and shares reinvested for the three and six months ended June 30, 2025. There was no equity activity during the three and six months ended June 30, 2024.

Declaration Year	Class S Shares	Class D Shares	Class I shares
2025	—	—	$6,202,569

Reinvestment	Amount	Shares
2025	$279,049	11,022

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

Share Repurchase Program

At the discretion of the Board, the Fund has commenced a share repurchase program in which the Fund may repurchase, in each quarter, up to 5% of the NAV of the Fund’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Fund’s liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares. Under the share repurchase plan, to the extent the Fund offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased net of the Early Repurchase Deduction. The one-year holding period for the Early Repurchase Deduction is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders across all shares. For the periods ended June 30, 2025 and 2024, there were no shares tendered.

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

ABPLF Credit Facility

On May 2, 2024, ABPLF entered into a Credit Agreement with ABPLF as borrower, the Adviser, as collateral manager, the lenders from time to time parties thereto, The Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral administrator and collateral agent, and U.S. Bank National Association, as custodian (the “ABPLF Credit Facility” and, together with the Scotia Credit Facility, the “Credit Facilities”). The ABPLF Credit Facility provides for a total commitment amount of up to $200,000,000, which is split between the Class A-R Loans and the Swingline Loans, on a revolving basis, and in the case of the Class A-T Loans, on a term basis. The total Class A-R commitment as of the closing date is $25,000,000 and will increase automatically to (x) $50,000,000 on the two-month anniversary of the closing date and (y) $100,000,000 on the eight-month anniversary of the closing date. The total Class A-T commitment as of the closing date is $100,000,000. Amounts drawn under the ABPLF Credit Facility, will bear interest at either the Term SOFR Reference Rate, or the weighted average of the Commercial Paper Rate, the Liquidity Funding Rate and the Credit Funding Rate (each as defined in the ABPLF Credit Agreement, the “Applicable Rate”), in each case, plus a margin. Advances used to finance the purchase or origination of any eligible loans under the ABPLF Credit Facility initially bear interest at the Applicable Rate plus a spread of 2.50%. After the expiration of a two-year reinvestment period, the applicable margin will be a spread of 1.95% plus 0.10% plus the additional administrative agent fees. The reinvestment period end on May 2, 2026 and the spread will increase to 2.45%.

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

As of June 30, 2025 and December 31, 2024, the Fund had an total senior securities of $145,750,000 and $172,750,000, respectively, consisting of borrowings under the Credit Facilities, and had an asset coverage ratio of 188% and 167%, respectively.

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

Fair value is a market-based measure considered from the perspective of the market’s participant who holds the financial instrument rather than an entity-specific measure. When market assumptions are not readily available, our own assumptions are set to reflect those that the Adviser believes market participants would use in pricing the financial instruments on the measurement date.

The availability of observable inputs can vary depending on the financial instrument and is affected by a variety of factors. To the extent the valuation is based on models or inputs that are less observable, the determination of fair value requires more judgment. Our valuation methodology is approved by the Board, and the Board is responsible for the fair values determined. As markets change, new types of investments are made, or pricing for certain investments becomes more or less observable, management, with oversight from the Board, may refine our valuation methodologies to best reflect the fair value of our investments appropriately. As of June 30, 2025, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 209.39% of our total assets, as compared to 240.09% of our total assets as of December 31, 2024.

See “Note 2. Summary of Significant Accounting Policies” and “Note 5. Fair Value Measurement” in the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K filed with the SEC and “Note 2. Summary of Significant Accounting Policies” and “Note 5. Fair Value Measurement” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our valuation process.

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

Federal Income Taxes

The Fund has elected to be to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its shareholders. The Fund intends to distribute sufficient dividends to maintain its RIC status each year and the Fund does not anticipate paying any material federal income taxes in the future.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2025, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	As of June 30, 2025			As of December 31, 2024
Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 300 basis points	(668,437)	(359,375)	(309,062)	(693,985)	(431,875)	(262,110)
Down 200 basis points	(2,673,746)	(1,437,500)	(1,236,246)	(2,775,940)	(1,727,500)	(1,048,440)
Down 100 basis points	(5,347,492)	(2,875,000)	(2,472,492)	(5,551,879)	(3,455,000)	(2,096,879)
Down 25 basis points	(7,987,388)	(4,312,500)	(3,674,888)	(8,327,819)	(5,182,500)	(3,145,319)
Up 100 basis points	2,673,746	1,437,500	1,236,246	2,775,940	1,727,500	1,048,440
Up 200 basis points	5,347,492	2,875,000	2,472,492	5,551,879	3,455,000	2,096,879
Up 300 basis points	8,021,238	4,312,500	3,708,738	8,327,819	5,182,500	3,145,319

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I., Item 1A. Risk Factors” in the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in the Fund's Annual Report on Form 10-K are not the only risks the Fund faces. Additional risks and uncertainties that are not currently known to the Fund or that the Fund currently deems to be immaterial also may materially adversely affect the Fund’s business, financial condition and/or operating results. During the three and six months ended June 30, 2025, there have been no material changes from the risk factors set forth in the Fund's Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

For the fiscal quarter ended June 30, 2025, none of the Fund’s trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

* Filed herewith

(1)
Incorporated by reference to the Fund’s Current Report on Form 8-K (File No. 814-01744), filed on August 14, 2025 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB PRIVATE LENDING FUND

Date: August 14, 2025	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer
(Principal Financial and Accounting Officer)