Form 10-Q
period 2025-09-30
AB Private Lending Fund
filed 2025-11-12
CIK 1982701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01744

AB Private Lending Fund

(Exact name of registrant as specified in its charter)

Delaware	93-6555027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of Registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of November 12, 2025, was 6,180,099, 0, and 0 of Class I, Class S and Class D common shares, respectively.

AB PRIVATE LENDING FUND

FORM 10-Q FOR THE QUARTER ENDED September 30, 2025

Item 1. Consolidated Financial Statements

AB Private Lending Fund

Consolidated Statements of Assets and Liabilities

	As of September 30, 2025 (unaudited)	As of December 31, 2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $307,135,099 and $279,190,990, respectively)	$307,479,864	$279,777,506
Total investments, at fair value (amortized cost of $307,135,099 and $279,190,990, respectively)	307,479,864	279,777,506
Cash and cash equivalents	7,177,966	11,736,791
Deferred financing cost	1,169,295	1,361,338
Deferred offering cost	—	534,442
Interest receivable	1,301,055	943,796
Prepaid expenses	—	61,458
Receivable for investments sold	5,489,272	2,920
Receivable due from Adviser	715,183	—
Due to/from Feeder	21,248	—
Total assets	$323,353,883	$294,418,251
Liabilities
Term loan payable (net of debt issuance costs of $751,690 and $972,384, respectively)	$134,248,310	$124,027,616
Credit facility payable	29,500,000	47,750,000
Income distribution payable	1,116,387	—
Interest and borrowing expenses payable	1,482,109	1,756,459
Professional fees payable	422,008	354,708
Management fees payable	2,146,299	949,652
Incentive fee payable	446,890	692,450
Payable to Adviser	—	148,778
Accrued expenses and other liabilities	140,191	47,250
Administrator and custodian fees payable	327,506	161,300
Payable for investments purchased	3,573,772	1,938,188
Transfer agent fees payable	6,659	14,460
Directors' Fees Payable	1,500	—
Trustees’ fees payable	—	51,314
Total Liabilities	$173,411,631	$177,892,175
Commitments and contingencies (see Note 6)
Net Assets
Common shares, par value $0.01 per share (unlimited shares authorized, 5,925,623 and 4,595,221 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	59,257	45,953
Paid-in capital in excess of par value	147,440,505	113,839,437
Distributable earnings	2,442,490	2,640,686
Total net assets	$149,942,252	$116,526,076
Total liabilities and net assets	$323,353,883	$294,418,251
Net asset value per share	$25.30	$25.36

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Investment Income
From non-controlled/non-affiliated investments:
Interest income, net of amortization/accretion	$7,396,616	$8,090,678	$21,670,724	$13,666,497
Payment-in-kind interest	76,334	112,687	187,547	190,666
Dividend income	40,096	87,590	151,683	130,577
Total investment income	7,513,046	8,290,955	22,009,954	13,987,740
Expenses:
Interest and borrowing expenses	3,027,681	3,766,030	9,428,005	6,468,888
Organizational expense	—	—	—	851,735
Offering expense	—	276,674	534,442	639,219
Income-based incentive fee	397,112	327,114	1,047,021	327,114
Other expenses	108,418	224,152	408,342	599,293
Management fees	450,381	359,762	1,196,647	590,752
Professional fees	626,365	730,201	1,603,237	927,257
Directors' fees	44,017	—	146,642	—
Trustees’ fees	10,281	51,522	30,558	102,625
Transfer agent fees	6,659	—	18,424	—
Administration and custodian fees	36,287	—	166,206	—
Capital gain (loss) incentive fees	43,024	5,344	(23,535)	52,453
Total expenses	4,750,225	5,740,799	14,555,989	10,559,336
Less: expenses reimbursed by the Adviser	(497,786)	(994,736)	(2,051,817)	(2,647,524)
Net expenses	4,252,439	4,746,063	12,504,172	7,911,812
Net investment income before taxes	3,260,607	3,544,892	9,505,782	6,075,928
Income tax expense, including excise tax	26,064	—	101,284	—
Net investment income after taxes	3,234,543	3,544,892	9,404,498	6,075,928
Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	53,470	7,172	53,470	7,172
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	290,715	35,589	(241,751)	412,450
Net realized and change in unrealized gains (losses) on investment transactions	344,185	42,761	(188,281)	419,622
Net increase in net assets resulting from operations	3,578,728	3,587,653	9,216,217	6,495,550
Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.57	$0.80	$1.86	$1.39
Earnings per share (basic and diluted):	$0.63	$0.81	$1.82	$1.48
Weighted average shares outstanding:	5,664,936	4,411,589	5,060,969	4,378,354

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Units
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at June 30, 2025	5,092,041	$50,921	$126,413,518	$2,075,606	$128,540,045
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	3,234,543	3,234,543
Net realized gain (loss) on investments	—	—	—	53,470	53,470
Net change in unrealized appreciation (depreciation) on investments	—	—	—	290,715	290,715
Capital transactions:
Issuance of common shares	826,644	8,267	20,851,995	—	20,860,262
Issuance of common shares pursuant to distribution reinvestment plan	6,938	69	174,992	—	175,061
Redemption of common shares	—	—	—	—	—
Distributions to shareholders	—	—	—	(3,211,844)	(3,211,844)
Total increase (decrease) for the three months ended September 30, 2025	833,582	8,336	21,026,987	366,884	21,402,207
Net assets at September 30, 2025	5,925,623	$59,257	$147,440,505	$2,442,490	$149,942,252
Distributions declared per share	—	—	—	$0.56	—
Net assets at December 31, 2024	4,595,221	$45,953	$113,839,437	$2,640,686	$116,526,076
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	9,404,498	9,404,498
Net realized gain (loss) on investments	—	—	—	53,470	53,470
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(241,751)	(241,751)
Capital transactions:
Issuance of common shares	1,312,442	13,124	33,147,138	—	33,160,262
Issuance of common shares pursuant to distribution reinvestment plan	17,960	180	453,930	—	454,110
Redemption of common shares	—	—	—	—	—
Distributions to shareholders	—	—	—	(9,414,413)	(9,414,413)
Total increase (decrease) for the nine months ended September 30, 2025	1,330,402	13,304	33,601,068	(198,196)	33,416,176
Net assets at September 30, 2025	5,925,623	$59,257	$147,440,505	$2,442,490	$149,942,252
Distributions declared per share	—	—	—	$1.87	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Units
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at June 30, 2024	4,400,000	$44,000	$109,956,000	$2,907,897	$112,907,897
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	3,544,892	3,544,892
Net realized gain (loss) on investments	—	—	—	7,172	7,172
Net change in unrealized appreciation (depreciation) on investments	—	—	—	35,589	35,589
Capital transactions:
Issuance of common shares	34,393	344	899,656	—	900,000
Redemption of common shares	—	—	—	—	—
Distributions to shareholders	—	—	—	(6,076,005)	(6,076,005)
Net issuance of common shares	34,393	344	899,656	(6,076,005)	(5,176,005)
Total increase (decrease) for the three months ended September 30, 2024	34,393	344	899,656	(2,488,352)	(1,588,352)
Net assets at September 30, 2024	4,434,393	$44,344	$110,855,656	$419,545	$111,319,545
Distributions declared per share	—	$—	$—	$1.37	$—
Net assets at December 31, 2023	—	$—	$—	$—	$—
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	6,075,928	6,075,928
Net realized gain (loss) on investments	—	—	—	7,172	7,172
Net change in unrealized appreciation (depreciation) on investments	—	—	—	412,450	412,450
Capital transactions:
Issuance of common shares	4,434,793	44,348	110,865,652	—	110,910,000
Redemption of common shares	(400)	(4)	(9,996)	—	(10,000)
Distributions to shareholders	—	—	—	(6,076,005)	(6,076,005)
Net issuance of common shares	4,434,393	44,344	110,855,656	(6,076,005)	104,823,995
Total increase (decrease) for the nine months ended September 30, 2024	4,434,393	44,344	110,855,656	419,545	111,319,545
Net assets at September 30, 2024	4,434,393	$44,344	$110,855,656	$419,545	$111,319,545
Distributions declared per share	—	$—	$—	$1.37	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Cash flows from operating activities
Net increase in net assets resulting from operations	$9,216,217	$6,495,550
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(82,121,811)	(180,051,987)
Proceeds from sales of investments and principal repayments	55,117,414	23,714,627
Payment-in-kind investments	(187,547)	(190,666)
Net realized (gain) loss on investments	(53,470)	(7,172)
Net change in unrealized depreciation (appreciation) on investments	241,751	(412,450)
Amortization of premium and accretion of discount, net	(698,695)	(455,545)
Amortization of discount, debt issuance and deferred financing costs	1,111,641	738,923
Amortization of deferred offering costs	534,442	639,219
Increase or decrease in operating assets and liabilities:
(Increase) decrease in interest receivable	(357,259)	(1,123,394)
(Increase) decrease in due to/from feeder	(21,248)	—
(Increase) decrease in receivable for investments sold	(5,486,352)	(715)
(Increase) decrease in prepaid expenses	61,458	(98,333)
(Increase) decrease in receivable due from Adviser	(715,183)	518,733
Increase (decrease) in interest and borrowing expenses payable	(274,350)	4,011,595
Increase (decrease) in organization expense payable	—	(518,733)
Increase (decrease) in payable to Adviser	(148,778)	235,696
Increase (decrease) in incentive fee payable	(245,560)	379,567
Increase (decrease) in management fees payable	1,196,647	590,752
Increase (decrease) in professional fees payable	67,300	719,978
Increase (decrease) in trustees’ fees payable	(51,314)	—
Increase (decrease) in directors’ fees payable	1,500	—
Increase (decrease) in accrued expenses and other liabilities	92,941	144,680
Increase (decrease) in administrator and custodian fees payable	166,206	101,286
Increase (decrease) in transfer agent fees payable	(7,801)	8,774
Increase (decrease) in offering cost payable	—	(617,381)
Increase (decrease) payable for investments purchased	1,635,584	19,175
Net cash provided by (used for) operating activities	(20,926,267)	(145,157,821)
Cash flows from financing activities
Issuance of common shares	33,160,262	910,000
Distributions paid	(7,843,916)	—
Redemption of common shares	—	(10,000)
Financing costs paid	(698,904)	(3,419,566)
Borrowings on credit facilities	51,500,000	69,000,000
Repayments of credit facilities	(69,750,000)	(26,500,000)
Proceeds on term loans	10,000,000	125,000,000
Repayment on term loans	—	—
Offering costs paid	—	(966,019)
Net cash provided by (used for) financing activities	16,367,442	164,014,415
Net increase in (decrease) in cash	(4,558,825)	18,856,594
Cash and cash equivalents, beginning of period	11,736,791	—
Cash and cash equivalents, end of period	$7,177,966	$18,856,594
Supplemental and non-cash financing activities
Cash paid during the period for interest	$8,664,304	$1,718,370
Issuance of common shares in exchange for investments	$-	$110,000,000
Issuance of common shares pursuant to distribution reinvestment plan	$454,110	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Investments at Fair Value — 205.07%								(1)(2)(3)(4)
US Corporate Debt — 202.48%
US 1st Lien/Senior Secured Debt — 201.92%
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.26% (S + 5.00%; 0.75% Floor)	12/22/2027	42,376	40,005	42,376	(6)(15)
AAH Topco, LLC	Health Care Providers & Services	Term Loan	9.51% (S + 5.25%; 0.75% Floor)	12/22/2027	2,563,372	2,529,676	2,563,372	(15)
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.51% (S + 5.25%; 0.75% Floor)	12/22/2027	2,852,737	2,815,236	2,852,737	(15)
AAH Topco, LLC	Health Care Providers & Services	Revolver	— (S + 5.25%; 0.75% Floor)	12/22/2027	—	(3,473)	-	(6)(7)(15)
Admiral Buyer, Inc.	Diversified Financial Services	Delayed Draw Term Loan	9.11% (S + 5.00%; 0.75% Floor)	12/6/2029	52,148	51,547	52,148	(6)(15)
Admiral Buyer, Inc.	Diversified Financial Services	Term Loan	9.00% (S + 5.00%; 0.75% Floor)	12/6/2029	201,556	199,762	201,556	(15)
Admiral Buyer, Inc.	Diversified Financial Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	12/6/2029	-	(165)	-	(6)(7)(15)
Admiral Buyer, Inc.	Diversified Financial Services	Term Loan	9.00% (S + 5.00%; 0.75% Floor)	12/6/2029	3,965,130	3,916,799	3,965,130	(15)
Admiral Buyer, Inc.	Diversified Financial Services	Delayed Draw Term Loan	9.05% (S + 5.00%; 0.75% Floor)	12/6/2029	199,964	197,234	199,964	(15)
Admiral Buyer, Inc.	Diversified Financial Services	Revolver	— (S + 5.00%; 0.75% Floor)	12/6/2029	-	(5,573)	-	(6)(7)(15)
Amercare Royal LLC	Commercial Services & Supplies	Term Loan	9.16% (S + 5.00%; 1.00% Floor)	9/10/2030	1,003,125	994,272	985,570	(15)
Amercare Royal LLC	Commercial Services & Supplies	Revolver	9.16% (S + 5.00%; 1.00% Floor)	9/10/2030	72,995	71,727	70,375	(6)(15)
Amercare Royal LLC	Commercial Services & Supplies	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	9/10/2030	-	-	(2,901)	(6)(7)(15)
Amercare Royal LLC	Commercial Services & Supplies	Delayed Draw Term Loan	9.16% (S + 5.00%; 1.00% Floor)	9/10/2030	159,757	158,383	156,961	(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.35% (S + 5.25%; 0.75% Floor)	9/16/2027	293,131	286,023	293,131	(6)(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.35% (S + 5.25%; 1.00% Floor)	9/16/2027	804,909	794,901	804,909	(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Term Loan	9.35% (S + 5.25%; 1.00% Floor)	9/16/2027	2,106,876	2,080,558	2,106,876	(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Revolver	— (S + 5.25%; 1.00% Floor)	9/16/2027	—	(3,903)	-	(6)(7)(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.35% (S + 5.25%; 1.00% Floor)	9/16/2027	1,068,621	1,060,326	1,068,621	(15)
AppViewX, Inc.	Software	Term Loan	9.12% (S + 5.25%; 0.75% Floor)	12/24/2031	797,342	790,011	789,369	(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
AppViewX, Inc.	Software	Revolver	— (S + 5.25%; 0.75% Floor)	12/24/2031	—	(889)	(997)	(6)(7)(15)
AppViewX, Inc.	Software	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/24/2031	-	-	-	(6)(15)
ASCEND LEARNING LLC	Professional Services	Term Loan	7.00% (S + 3.00%; 0.50% Floor)	12/11/2028	997,494	997,494	996,037	(10)(15)
ASURION CORPORATION	Wireless Telecommunication Services	Term Loan	8.40% (S + 4.35%; —% Floor)	8/19/2028	491,126	491,126	492,526	(10)(15)
Avant Communications, LLC	Diversified Telecommunication Services	Term Loan	9.15% (S + 5.00%; 1.00% Floor)	11/30/2026	5,164,711	5,164,711	5,164,711	(15)
Avant Communications, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.00%; 1.00% Floor)	11/30/2026	—	-	-	(6)(15)
Azurite Intermediate Holdings, Inc.	Software	Term Loan	10.16% (S + 6.00%; 0.75% Floor)	3/19/2031	919,753	907,965	919,753	(15)
Azurite Intermediate Holdings, Inc.	Software	Revolver	— (S + 6.50%; 0.75% Floor)	3/19/2031	-	(4,005)	-	(6)(7)(15)
Azurite Intermediate Holdings, Inc.	Software	Delayed Draw Term Loan	10.16% (S + 6.00%; 0.75% Floor)	3/19/2031	2,090,347	2,064,087	2,090,347	(15)
BHG Holdings, LLC	Health Care Providers & Services	Term Loan	9.41% (S + 5.25%; 0.75% Floor)	4/22/2032	1,850,949	1,820,012	1,832,439	(15)
BHG Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	4/22/2032	-	(4,345)	-	(6)(7)(15)
BHG Holdings, LLC	Health Care Providers & Services	Revolver	— (S + 5.25%; 0.75% Floor)	4/22/2032	-	(3,832)	(2,334)	(6)(7)(15)
Bonterra LLC	Diversified Financial Services	Term Loan	9.00% (S + 5.00%; 0.75% Floor)	3/5/2032	820,167	812,453	814,015	(15)
Bonterra LLC	Diversified Financial Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	3/5/2032	-	(410)	(667)	(6)(7)(15)
Bonterra LLC	Diversified Financial Services	Revolver	8.99% (S + 5.00%; 0.75% Floor)	3/5/2032	13,333	12,497	12,666	(6)(15)
BOOTS GROUP BIDCO LTD	Personal Care Products	Term Loan	7.50% (S + 3.50%; —% Floor)	8/30/2032	190,000	189,529	190,395	(10)(15)
BOXER PARENT COMPANY INC	Software	Term Loan	7.20% (S + 3.00%; —% Floor)	7/30/2031	498,747	497,207	497,655	(10)(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	9.00% (S + 5.00%; 1.00% Floor)	12/31/2027	807,259	803,249	803,223	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.00% (S + 5.00%; 1.00% Floor)	12/31/2027	1,815,586	1,806,659	1,806,508	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	9.00% (S + 5.00%; 1.00% Floor)	12/31/2027	1,164,344	1,158,561	1,158,523	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.00% (S + 5.00%; 1.00% Floor)	12/31/2027	921,833	917,301	917,224	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.00% (S + 5.00%; 1.00% Floor)	12/31/2027	707,434	703,956	703,897	(15)
Brightspot Buyer, Inc.	Media	Term Loan	10.79% (S + 6.50%; 0.75% Floor)	11/16/2027	345,334	340,293	339,291	(15)
Brightspot Buyer, Inc.	Media	Term Loan	10.79% (S + 6.50%; 0.75% Floor)	11/16/2027	1,704,996	1,680,105	1,675,159	(15)
Brightspot Buyer, Inc.	Media	Revolver	— (S + 6.50%; 0.75% Floor)	11/16/2027	-	(2,773)	(3,529)	(6)(7)(15)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Term Loan	9.00% (S + 5.00%; 0.75% Floor)	6/30/2028	1,788,445	1,769,540	1,788,445	(15)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Revolver	9.29% (S + 5.00%; 0.75% Floor)	6/30/2028	46,094	43,747	46,094	(6)(15)
Businessolver.com, Inc.	Professional Services	Term Loan	9.60% (S + 5.50%; 0.75% Floor)	12/1/2027	3,059,101	3,059,101	3,059,101	(15)
Businessolver.com, Inc.	Professional Services	Delayed Draw Term Loan	9.60% (S + 5.50%; 0.75% Floor)	12/1/2027	376,205	376,205	376,205	(6)(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
BV EMS Buyer, Inc	Health Care Technology	Term Loan	10.51% (S + 5.75%; 1.00% Floor)	11/23/2027	956,059	943,694	956,059	(15)
BV EMS Buyer, Inc	Health Care Technology	Revolver	10.01% (S + 5.75%; 1.00% Floor)	11/23/2027	64,544	63,424	64,544	(6)(15)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	10.51% (S + 5.75%; 1.00% Floor)	11/23/2027	1,277,433	1,260,839	1,277,433	(15)
BV EMS Buyer, Inc	Health Care Technology	Delayed Draw Term Loan	10.51% (S + 5.75%; 1.00% Floor)	11/23/2027	1,288,283	1,271,617	1,288,283	(15)
CD+R HYDRA BUYER INC	Machinery	Term Loan	8.10% (S + 4.10%; —% Floor)	3/25/2031	997,468	990,143	990,406	(10)(15)
Cerifi, LLC	Banks	Term Loan	10.01% (S + 5.75%; 1.00% Floor)	3/31/2028	2,573,125	2,510,965	2,534,528	(15)
Cerifi, LLC	Banks	Revolver	10.01% (S + 5.75%; 1.00% Floor)	4/1/2027	137,122	134,454	135,065	(15)
CHAMBERLAIN GROUP INC	Electrical Equipment	Term Loan	7.10% (S + 3.00%; —% Floor)	9/8/2032	598,500	598,500	598,751	(10)(15)
CLYDESDALE ACQ HOLDINGS INC.	Containers & Packaging	Term Loan	7.30% (S + 3.17%; 0.50% Floor)	4/13/2029	1,000,000	1,001,000	998,310	(10)(15)
DA Blocker Corp.	Diversified Consumer Services	Term Loan	8.75% (S + 4.75%; 0.75% Floor)	2/10/2032	705,882	699,305	702,353	(8)(15)
DA Blocker Corp.	Diversified Consumer Services	Revolver	— (S + 4.75%; 0.75% Floor)	2/10/2032	-	(674)	(367)	(6)(7)(8)(15)
DA Blocker Corp.	Diversified Consumer Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	2/10/2032	—	(1,005)	—	(6)(7)(8)(15)
Datacor, Inc.	Chemicals	Term Loan	10.91% (S + 4.50%; 1.00% Floor; 2.25% PIK)	3/13/2029	5,550,102	5,535,805	5,550,102	(15)
Datacor, Inc.	Chemicals	Delayed Draw Term Loan	10.91% (S + 4.50%; 1.00% Floor; 2.25% PIK)	3/13/2029	1,390,658	1,387,658	1,390,658	(15)
Datacor, Inc.	Chemicals	Revolver	10.91% (S + 4.50%; 1.00% Floor; 2.25% PIK)	3/13/2029	59,101	58,592	59,101	(6)(15)
DEEP BLUE OPERATING I LLC	Oil, Gas & Consumable Fuels	Term Loan	6.90% (S + 2.75%; —% Floor)	10/1/2032	610,000	608,475	610,000	(10)(15)
DeLorean Purchaser, Inc.	Health Care Technology	Term Loan	8.75% (S + 4.75%; 0.75% Floor)	12/16/2031	865,217	853,349	856,565	(15)
DeLorean Purchaser, Inc.	Health Care Technology	Revolver	— (S + 4.75%; 0.75% Floor)	12/16/2031	-	(1,737)	(1,305)	(6)(7)(15)
DIRECTV FINANCING LLC	Media	Term Loan	9.40% (S + 5.51%; 0.75% Floor)	8/2/2029	486,994	486,426	487,350	(10)(15)
DLRdmv, LLC	Automobiles	Term Loan	9.47% (S + 5.25%; 1.00% Floor)	5/7/2032	868,857	860,524	864,513	(15)
DLRdmv, LLC	Automobiles	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	5/7/2032	—	(549)	—	(6)(7)(15)
DLRdmv, LLC	Automobiles	Revolver	— (S + 5.25%; 1.00% Floor)	5/7/2032	-	(1,097)	(581)	(6)(7)(15)
EET Buyer, Inc.	Construction & Engineering	Term Loan	8.97% (S + 4.75%; 0.75% Floor)	11/8/2027	1,336,122	1,331,848	1,336,122	(15)
EET Buyer, Inc.	Construction & Engineering	Term Loan	8.97% (S + 4.75%; 0.75% Floor)	11/8/2027	2,754,884	2,746,073	2,754,884	(15)
EET Buyer, Inc.	Construction & Engineering	Revolver	— (S + 5.00%; 0.75% Floor)	11/8/2027	-	(1,138)	-	(6)(7)(15)
Einstein Parent, Inc.	Software	Revolver	— (S + 6.50%; 0.75% Floor)	1/22/2031	-	(1,664)	(1,875)	(6)(7)(15)
Einstein Parent, Inc.	Software	Term Loan	10.83% (S + 6.50%; 0.75% Floor)	1/22/2031	906,250	889,527	888,125	(15)
EMBECTA CORP	Health Care Equipment & Supplies	Term Loan	7.00% (S + 3.00%; 0.50% Floor)	3/30/2029	454,142	452,843	453,556	(10)(15)
EMRLD BORROWER LP	Electrical Equipment	Term Loan	6.50% (S + 2.25%; —% Floor)	8/4/2031	578,550	577,131	575,767	(10)(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
EMRLD BORROWER LP	Electrical Equipment	Term Loan	6.40% (S + 2.25%; —% Floor)	5/31/2030	418,950	417,929	417,530	(10)(15)
Exterro, Inc.	Software	Revolver	— (S + 5.25%; 1.00% Floor)	6/1/2027	-	-	-	(6)(15)
Exterro, Inc.	Software	Term Loan	9.25% (S + 5.25%; 1.00% Floor)	6/1/2027	2,176,006	2,154,925	2,176,006	(15)
Exterro, Inc.	Software	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	6/1/2027	—	(3,365)	-	(6)(7)(15)
Exterro, Inc.	Software	Term Loan	9.57% (S + 5.25%; 1.00% Floor)	6/1/2027	3,621,126	3,621,126	3,621,126	(15)
FirstEnroll LLC	Insurance	Term Loan	8.91% (S + 4.75%; 1.00% Floor)	9/19/2031	6,174,554	6,082,332	6,081,936	(15)
FirstEnroll LLC	Insurance	Revolver	— (S + 4.75%; 1.00% Floor)	9/19/2031	-	(5,356)	(5,385)	(6)(7)(15)
Foundation Risk Partners, Corp.	Insurance	Term Loan	8.75% (S + 4.75%; 0.75% Floor)	10/29/2030	4,086,325	4,086,325	4,086,325	(15)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	8.75% (S + 4.75%; 0.75% Floor)	10/29/2030	888,745	888,745	888,745	(15)
Foundation Risk Partners, Corp.	Insurance	Revolver	— (S + 5.00%; 0.75% Floor)	10/29/2029	—	-	-	(6)(15)
Foundation Risk Partners, Corp.	Insurance	Term Loan	8.75% (S + 4.75%; 0.75% Floor)	10/29/2030	87,433	87,433	87,433	(15)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	8.75% (S + 4.75%; 0.75% Floor)	10/29/2030	353,375	353,375	353,375	(15)
FULLSTEAM OPERATIONS, LLC	Diversified Financial Services	Term Loan	9.48% (S + 5.25%; 0.75% Floor)	8/8/2031	4,589,741	4,544,625	4,543,844	(15)
FULLSTEAM OPERATIONS, LLC	Diversified Financial Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	8/8/2031	-	(7,468)	(7,650)	(6)(7)(15)
FULLSTEAM OPERATIONS, LLC	Diversified Financial Services	Revolver	— (S + 5.25%; 0.75% Floor)	8/8/2031	—	(4,977)	(5,099)	(6)(7)(15)
Fusion Holding, Corp.	Software	Term Loan	10.25% (S + 6.25%; 0.75% Floor)	9/14/2029	5,416,456	5,416,456	5,199,797	(15)
Fusion Holding, Corp.	Software	Revolver	— (S + 6.00%; 0.75% Floor)	9/15/2027	-	-	(18,186)	(6)(7)(15)
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.50% (S + 5.50%; 1.00% Floor)	6/24/2026	733,066	726,474	733,066	(15)
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.50% (S + 5.50%; 1.00% Floor)	6/24/2026	85,060	84,295	85,060	(15)
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.50% (S + 5.50%; 1.00% Floor)	6/24/2026	754,250	747,468	754,250	(15)
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.50% (S + 5.50%; 1.00% Floor)	6/24/2026	857,159	849,453	857,159	(15)
GHA Buyer, Inc.	Health Care Technology	Delayed Draw Term Loan	9.50% (S + 5.50%; 1.00% Floor)	6/24/2026	150,003	148,654	150,003	(15)
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.50% (S + 5.50%; 1.00% Floor)	6/24/2026	142,178	140,900	142,178	(15)
Greenhouse Software, Inc.	Professional Services	Term Loan	10.25% (S + 6.25%; 1.00% Floor)	9/1/2028	5,500,000	5,480,119	5,500,000	(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	— (S + 5.50%; 0.75% Floor)	6/1/2029	-	(7,495)	(7,987)	(6)(7)(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Term Loan	9.50% (S + 5.50%; 0.75% Floor)	6/1/2029	2,436,811	2,419,722	2,412,443	(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.50% (S + 5.50%; 0.75% Floor)	6/1/2029	3,063,189	3,041,786	3,032,557	(15)
GS AcquisitionCo, Inc.	Diversified Financial Services	Term Loan	9.25% (S + 5.25%; 1.00% Floor)	5/25/2028	785,043	782,593	783,080	(15)
GS AcquisitionCo, Inc.	Diversified Financial Services	Revolver	9.25% (S + 5.25%; 1.00% Floor)	5/25/2028	10,318	10,217	10,241	(6)(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
GS AcquisitionCo, Inc.	Diversified Financial Services	Delayed Draw Term Loan	9.25% (S + 5.25%; 0.75% Floor)	5/25/2028	15,164	15,153	15,164	(6)(15)
GTCR EVEREST BORROWER LLC	Financial Services	Term Loan	6.80% (S + 2.75%; —% Floor)	9/5/2031	359,100	358,658	359,071	(10)(15)
Higginbotham Insurance Agency, Inc.	Insurance	Term Loan	8.67% (S + 4.50%; 1.00% Floor)	11/24/2028	4,868,988	4,868,988	4,856,815	(15)
HireVue, Inc.	Diversified Financial Services	Term Loan	11.05% (S + 6.75%; 1.00% Floor)	5/3/2029	4,185,358	4,152,848	4,153,968	(15)
HireVue, Inc.	Diversified Financial Services	Revolver	10.98% (S + 6.75%; 1.00% Floor)	5/3/2029	405,608	401,587	401,552	(6)(15)
HITRUST Services, LLC	Health Care Technology	Term Loan	8.52% (S + 4.50%; 0.75% Floor)	3/15/2032	809,524	801,882	801,429	(15)
HITRUST Services, LLC	Health Care Technology	Revolver	— (S + 4.50%; 0.75% Floor)	3/14/2031	-	(1,734)	(1,905)	(6)(7)(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 5.75%; 1.00% Floor)	10/15/2027	-	(1,499)	-	(6)(7)(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Term Loan	9.90% (S + 5.75%; 1.00% Floor)	10/15/2027	1,043,380	1,043,380	1,043,380	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.90% (S + 5.75%; 1.00% Floor)	10/15/2027	658,170	658,170	658,170	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Revolver	12.00% (S + 5.75%; 1.00% Floor)	10/15/2027	14,643	14,643	14,643	(6)(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.90% (S + 5.75%; 1.00% Floor)	10/15/2027	982,001	979,531	982,001	(15)
Iodine Software, LLC	Health Care Technology	Term Loan	9.41% (S + 5.25%; 1.00% Floor)	5/19/2027	2,390,981	2,390,981	2,390,981	(15)
Iodine Software, LLC	Health Care Technology	Delayed Draw Term Loan	9.41% (S + 5.25%; 1.00% Floor)	5/19/2027	3,024,221	3,024,221	3,024,221	(15)
Iodine Software, LLC	Health Care Technology	Revolver	— (S + 5.25%; 1.00% Floor)	5/19/2027	—	-	-	(6)(15)
Joink, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.00%; 1.00% Floor)	10/4/2030	-	(1,103)	(439)	(6)(7)(15)
Joink, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.16% (S + 5.00%; 1.00% Floor)	10/4/2030	386,801	377,933	384,244	(6)(15)
Joink, LLC	Diversified Telecommunication Services	Term Loan	9.16% (S + 5.00%; 1.00% Floor)	10/4/2030	1,231,096	1,214,995	1,224,940	(15)
KPA Parent Holdings, Inc	Automobiles	Term Loan	8.91% (S + 4.75%; 0.75% Floor)	3/12/2032	804,598	797,158	804,598	(15)
KPA Parent Holdings, Inc	Automobiles	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	3/12/2032	-	(532)	-	(6)(7)(15)
KPA Parent Holdings, Inc	Automobiles	Revolver	— (S + 4.75%; 0.75% Floor)	3/12/2032	-	(744)	-	(6)(7)(15)
Labvantage Solutions Inc.	Pharmaceuticals	Revolver	— (S + 5.25%; 1.00% Floor)	12/23/2030	-	(1,166)	(711)	(6)(7)(8)(15)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Term Loan	9.16% (S + 5.00%; 0.75% Floor)	3/31/2031	661,017	651,734	654,407	(15)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.16% (S + 5.00%; 0.75% Floor)	3/31/2031	65,231	61,770	63,900	(6)(15)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Revolver	9.16% (S + 5.00%; 0.75% Floor)	3/31/2031	68,693	67,100	67,319	(6)(15)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Term Loan	9.16% (S + 5.00%; 0.75% Floor)	3/31/2031	669,450	663,084	662,756	(15)
LeadVenture, Inc.	Auto Components	Term Loan	9.25% (S + 5.25%; 0.75% Floor)	6/23/2032	4,317,667	4,254,716	4,274,491	(15)
LeadVenture, Inc.	Auto Components	Delayed Draw Term Loan	9.25% (S + 5.25%; 0.75% Floor)	6/23/2032	271,396	263,506	265,228	(6)(15)
LeadVenture, Inc.	Auto Components	Revolver	— (S + 5.25%; 0.75% Floor)	6/23/2032	-	(5,933)	(4,112)	(6)(7)(15)
Level Data, LLC	Software	Term Loan	9.69% (S + 5.50%; 0.75% Floor)	3/5/2031	1,009,161	999,769	999,069	(15)
Level Data, LLC	Software	Delayed Draw Term Loan	— (S + 5.50%; 0.75% Floor)	3/5/2031	-	(1,407)	(1,551)	(6)(7)(15)
Level Data, LLC	Software	Revolver	9.69% (S + 5.50%; 0.75% Floor)	3/5/2031	62,015	60,961	60,852	(6)(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
LivTech Purchaser, Inc.	Health Care Providers & Services	Term Loan	9.00% (S + 5.00%; 0.75% Floor)	11/24/2031	411,765	408,027	408,676	(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.31% (S + 5.00%; 0.75% Floor)	11/24/2031	378,353	374,521	374,824	(6)(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Revolver	— (S + 5.00%; 0.75% Floor)	11/24/2031	-	(1,035)	(882)	(6)(7)(15)
Mastery Acquisition Corp.	Diversified Consumer Services	Term Loan	9.25% (S + 5.25%; 1.00% Floor)	9/7/2029	1,216,348	1,216,348	1,210,266	(15)
Mavenlink, Inc.	Professional Services	Term Loan	10.02% (S + 5.50%; 0.75% Floor)	6/1/2029	2,133,104	2,067,385	2,079,777	(15)
Mavenlink, Inc.	Professional Services	Revolver	9.80% (S + 5.50%; 0.75% Floor)	6/1/2029	170,894	166,606	164,139	(6)(15)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	9.29% (S + 5.00%; 1.00% Floor)	4/16/2027	51,747	51,344	51,617	(15)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	9.29% (S + 5.00%; 1.00% Floor)	4/16/2027	4,357,052	4,332,582	4,346,159	(15)
MediaLab Solutions, LLC	Health Care Technology	Term Loan	9.16% (S + 5.00%; 0.75% Floor)	8/11/2031	3,604,970	3,569,560	3,568,921	(15)
MediaLab Solutions, LLC	Health Care Technology	Revolver	— (S + 5.00%; 0.75% Floor)	8/11/2031	-	(3,447)	(3,528)	(6)(7)(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Term Loan	9.85% (S + 5.75%; 0.75% Floor)	9/30/2027	1,030,285	1,007,398	1,017,407	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Delayed Draw Term Loan	9.85% (S + 5.75%; 0.75% Floor)	9/30/2027	429,208	419,713	423,843	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Revolver	9.84% (S + 5.75%; 0.75% Floor)	9/30/2026	48,788	47,529	47,737	(6)(15)
Mist Holding Co.	Health Care Technology	Term Loan	9.25% (S + 5.25%; 0.75% Floor)	12/23/2030	485,909	481,534	485,909	(15)
Mist Holding Co.	Health Care Technology	Delayed Draw Term Loan	9.48% (S + 5.25%; 0.75% Floor)	12/23/2030	272,727	270,346	272,727	(15)
Mist Holding Co.	Health Care Technology	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/23/2030	-	(525)	-	(6)(7)(15)
Mist Holding Co.	Health Care Technology	Revolver	9.25% (S + 5.25%; 0.75% Floor)	12/23/2030	30,303	29,212	30,303	(6)(15)
Mist Holding Co.	Health Care Technology	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/23/2030	-	(5,690)	-	(6)(7)(15)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Term Loan	10.02% (S + 5.75%; 1.00% Floor)	2/15/2029	3,707,958	3,693,200	3,707,958	(15)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Revolver	— (S + 6.25%; 1.00% Floor)	2/15/2029	-	(882)	-	(6)(7)(15)
Moon Buyer, Inc.	Software	Term Loan	8.75% (S + 4.75%; 0.75% Floor)	4/21/2031	2,841,241	2,829,306	2,841,241	(15)
Moon Buyer, Inc.	Software	Delayed Draw Term Loan	8.75% (S + 4.75%; 0.75% Floor)	4/21/2031	262,341	261,243	262,341	(15)
MPH ACQUISITION HOLDINGS LLC	Financial Services	Term Loan	7.60% (S + 3.75%; 0.50% Floor)	12/31/2030	498,747	493,730	496,627	(10)(15)
Mr. Greens Intermediate, LLC	Food Products	Term Loan	10.16% (S + 5.75%; 1.00% Floor)	5/1/2031	2,027,111	2,027,111	2,027,111	(15)
Mr. Greens Intermediate, LLC	Food Products	Delayed Draw Term Loan	10.16% (S + 5.75%; 1.00% Floor)	5/1/2031	92,621	92,621	92,621	(6)(15)
Mr. Greens Intermediate, LLC	Food Products	Revolver	10.01% (S + 5.75%; 1.00% Floor)	5/1/2031	164,878	163,948	164,878	(6)(15)
Mr. Greens Intermediate, LLC	Food Products	Term Loan	10.16% (S + 5.75%; 1.00% Floor)	5/1/2031	331,988	327,178	331,988	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.88% (S + 5.50%; 1.00% Floor)	4/9/2029	1,592,130	1,567,851	1,592,130	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	4/9/2029	-	(3,206)	-	(6)(7)(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.95% (S + 5.50%; 1.00% Floor)	4/9/2029	3,294,113	3,243,548	3,294,113	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.77% (S + 5.50%; 1.00% Floor)	4/9/2029	257,326	253,381	257,326	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Revolver	9.84% (S + 5.50%; 1.00% Floor)	4/9/2029	216,172	208,248	216,172	(6)(15)
Nasuni Corporation	Software	Term Loan	9.06% (S + 5.00%; 0.75% Floor)	9/10/2030	1,515,838	1,496,869	1,496,890	(15)
Nasuni Corporation	Software	Revolver	— (S + 5.00%; 0.75% Floor)	9/10/2030	-	(3,918)	(3,948)	(6)(7)(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.76% (S + 5.50%; 1.00% Floor)	3/17/2027	312,100	309,545	311,320	(15)
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	9.76% (S + 5.50%; 1.00% Floor)	3/17/2027	594,011	587,165	592,526	(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.76% (S + 5.50%; 1.00% Floor)	3/17/2027	1,653,096	1,639,519	1,648,963	(15)
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	9.76% (S + 5.50%; 1.00% Floor)	3/17/2027	756,841	750,646	754,949	(15)
Navigate360, LLC	Diversified Consumer Services	Revolver	— (S + 5.50%; 1.00% Floor)	3/17/2027	—	(2,015)	(650)	(6)(7)(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.76% (S + 5.50%; 1.00% Floor)	3/17/2027	567,497	562,851	566,078	(15)
NC Topco, LLC	Banks	Term Loan	8.66% (S + 4.50%; 0.75% Floor)	9/1/2031	1,368,095	1,352,955	1,368,095	(15)
NC Topco, LLC	Banks	Revolver	— (S + 4.50%; 0.75% Floor)	9/1/2031	—	(1,320)	—	(6)(7)(15)
NC Topco, LLC	Banks	Delayed Draw Term Loan	— (S + 2.50%; 0.75% Floor)	8/29/2031	—	(1,645)	-	(6)(7)(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	8.76% (S + 4.50%; 0.75% Floor)	9/6/2028	2,391,394	2,339,359	2,373,458	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Revolver	— (S + 4.50%; 0.75% Floor)	9/6/2028	-	(4,025)	(1,480)	(6)(7)(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	8.76% (S + 4.50%; 0.75% Floor)	9/6/2028	357,095	349,325	354,417	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	8.76% (S + 4.50%; 0.75% Floor)	9/6/2028	96,967	94,858	96,240	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	8.76% (S + 4.50%; 0.75% Floor)	9/6/2028	1,292,208	1,264,090	1,282,516	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Delayed Draw Term Loan	8.76% (S + 4.50%; 0.75% Floor)	9/6/2028	1,276,150	1,248,509	1,266,579	(15)
OLYMPUS WATER US HOLDING CORP	Chemicals	Term Loan	7.30% (S + 3.25%; —% Floor)	7/23/2032	500,000	498,768	495,895	(10)(15)
ONEDIGITAL BORROWER LLC	Insurance	Term Loan	7.00% (S + 3.00%; 0.50% Floor)	7/2/2031	498,737	498,737	498,124	(10)(15)
OPOC Acquisition, LLC	Insurance	Revolver	— (S + 5.00%; 1.00% Floor)	12/20/2030	-	(942)	(699)	(6)(7)(15)
OPOC Acquisition, LLC	Insurance	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	12/20/2030	-	(1,144)	(437)	(6)(7)(15)
OPOC Acquisition, LLC	Insurance	Term Loan	9.29% (S + 5.00%; 1.00% Floor)	12/20/2030	751,469	741,116	743,954	(15)
Pace Health Companies, LLC	Health Care Providers & Services	Term Loan	9.40% (S + 5.25%; 1.00% Floor)	8/2/2027	2,760,629	2,760,629	2,760,629	(15)
Pace Health Companies, LLC	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	8/2/2027	-	(7,321)	-	(6)(7)(15)
Patriot Acquireco L.L.C.	Food & Staples Retailing	Term Loan	8.66% (S + 4.50%; 0.75% Floor)	9/7/2032	6,303,364	6,240,830	6,240,330	(15)
Patriot Acquireco L.L.C.	Food & Staples Retailing	Revolver	8.91% (S + 4.50%; 0.75% Floor)	9/3/2032	90,048	83,808	83,745	(6)(15)
PHRG INTERMEDIATE LLC	Diversified Consumer Services	Term Loan	8.00% (S + 4.00%; —% Floor)	2/20/2032	498,750	496,256	496,880	(10)(15)
Ping Identity Holding Corp.	Software	Term Loan	8.75% (S + 4.75%; 0.75% Floor)	10/17/2029	4,445,384	4,445,384	4,445,384	(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Ping Identity Holding Corp.	Software	Revolver	— (S + 4.75%; 0.75% Floor)	10/17/2028	-	-	-	(6)(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.94% (S + 5.75%; 1.00% Floor)	1/4/2027	916,433	916,433	898,104	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.94% (S + 5.75%; 1.00% Floor)	1/4/2027	69,791	69,791	68,395	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.94% (S + 5.75%; 1.00% Floor)	1/4/2027	77,083	77,083	75,541	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.94% (S + 5.75%; 1.00% Floor)	1/4/2027	37,043	37,043	36,302	(15)
Priority OnDemand Midco 2, L.P.	Health Care Equipment & Supplies	Term Loan	9.45% (S + 5.25%; 1.00% Floor)	7/17/2028	3,155,079	3,155,079	3,155,079	(15)
Priority OnDemand Midco 2, L.P.	Health Care Equipment & Supplies	Delayed Draw Term Loan	9.45% (S + 5.25%; 1.00% Floor)	7/17/2028	75,013	74,855	75,013	(6)(15)
QUIDELORTHO CORP	Health Care Equipment & Supplies	Term Loan	8.00% (S + 4.00%; —% Floor)	8/20/2032	500,000	490,079	497,085	(10)(15)
Ranger Buyer, Inc.	Commercial Services & Supplies	Term Loan	8.75% (S + 4.75%; 0.75% Floor)	11/20/2028	5,415,816	5,375,855	5,415,816	(15)
Ranger Buyer, Inc.	Commercial Services & Supplies	Revolver	— (S + 4.75%; 0.75% Floor)	11/18/2027	—	(2,203)	—	(6)(7)(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Term Loan	9.50% (S + 5.50%; 1.00% Floor)	6/20/2028	2,240,092	2,230,021	2,240,092	(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.50% (S + 5.50%; 1.00% Floor)	6/19/2028	1,958,638	1,950,064	1,958,638	(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.50% (S + 5.50%; 1.00% Floor)	6/19/2028	1,216,979	1,211,535	1,216,979	(15)
REP TEC Intermediate Holdings, Inc.	Professional Services	Term Loan	9.75% (S + 5.75%; 1.00% Floor)	12/1/2027	5,417,298	5,417,298	5,417,298	(15)
REP TEC Intermediate Holdings, Inc.	Professional Services	Revolver	— (S + 5.75%; 1.00% Floor)	12/1/2027	-	-	-	(6)(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Term Loan	8.37% (S + 4.50%; 0.75% Floor)	9/30/2031	772,965	762,612	769,101	(8)(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	9/30/2031	-	(1,727)	(671)	(6)(7)(8)(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Revolver	8.37% (S + 4.50%; 0.75% Floor)	3/30/2031	24,170	23,023	23,722	(6)(8)(15)
Saab Purchaser, Inc.	Banks	Term Loan	8.75% (S + 4.75%; 0.75% Floor)	11/12/2031	709,202	702,771	709,202	(15)
Saab Purchaser, Inc.	Banks	Delayed Draw Term Loan	8.75% (S + 4.75%; 0.75% Floor)	11/12/2031	191,489	189,812	191,489	(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Saab Purchaser, Inc.	Banks	Revolver	— (S + 4.75%; 0.75% Floor)	11/12/2031	—	(3,904)	-	(6)(7)(15)
Saab Purchaser, Inc.	Banks	Term Loan	8.75% (S + 4.75%; 0.75% Floor)	11/12/2031	2,384,615	2,360,843	2,384,615	(15)
Saab Purchaser, Inc.	Banks	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	11/12/2031	-	(11,493)	-	(6)(7)(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	8.50% (S + 4.50%; 1.00% Floor)	9/15/2028	87,670	86,834	87,670	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	8.50% (S + 4.50%; 1.00% Floor)	9/15/2028	4,370,914	4,370,914	4,370,914	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Delayed Draw Term Loan	8.50% (S + 4.50%; 1.00% Floor)	9/15/2028	1,045,616	1,045,616	1,045,616	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Revolver	— (S + 4.50%; 1.00% Floor)	9/15/2028	—	(154)	-	(6)(7)(15)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	9.16% (S + 5.00%; 0.75% Floor)	8/18/2032	7,092,936	7,022,345	7,022,006	(15)
Salisbury House, LLC	Diversified Consumer Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	8/18/2032	-	(7,014)	(7,131)	(6)(7)(15)
Salisbury House, LLC	Diversified Consumer Services	Revolver	9.16% (S + 5.00%; 0.75% Floor)	8/18/2032	161,636	152,287	152,128	(6)(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Term Loan	9.76% (S + 5.50%; 1.00% Floor)	6/28/2028	1,788,445	1,788,445	1,560,418	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.76% (S + 5.50%; 1.00% Floor)	6/28/2028	357,047	355,571	311,523	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Revolver	9.76% (S + 5.50%; 1.00% Floor)	6/28/2028	322,658	322,658	281,519	(15)
Sauce Labs Inc	Software	Revolver	— (S + 5.50%; 1.00% Floor)	8/16/2027	-	(5,737)	(8,754)	(6)(7)(15)
Sauce Labs Inc	Software	Revolver	10.40% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	760,847	751,564	747,532	(15)
Sauce Labs Inc	Software	Term Loan	10.40% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	2,924,670	2,889,183	2,873,488	(15)
Sauce Labs Inc	Software	Delayed Draw Term Loan	10.40% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	322,463	320,368	316,819	(15)
Second Nature Brands, Inc.	Real Estate Management & Development	Term Loan	10.10% (S + 6.00%; 1.00% Floor)	2/6/2031	800,375	789,239	794,372	(15)
Second Nature Brands, Inc.	Real Estate Management & Development	Revolver	— (S + 6.00%; 1.00% Floor)	2/6/2031	-	(1,194)	(667)	(6)(7)(15)
Serrano Parent, LLC	Software	Term Loan	10.71% (S + 6.50%; 1.00% Floor)	5/13/2030	5,500,000	5,409,654	5,348,750	(15)
Serrano Parent, LLC	Software	Revolver	— (S + 6.50%; 1.00% Floor)	5/13/2030	-	(8,328)	(14,877)	(6)(7)(15)
Slipstream IT, LLC	Software	Term Loan	8.79% (S + 4.50%; 0.75% Floor)	8/1/2031	3,112,205	3,081,749	3,081,082	(15)
Slipstream IT, LLC	Software	Delayed Draw Term Loan	— (S + 4.50%; 0.75% Floor)	8/1/2031	—	(2,524)	(2,594)	(6)(7)(15)
Slipstream IT, LLC	Software	Revolver	— (S + 4.50%; 0.75% Floor)	8/1/2031	—	(5,047)	(5,187)	(6)(7)(15)
Soladoc, LLC	Health Care Equipment & Supplies	Term Loan	9.61% (S + 5.25%; 0.75% Floor)	6/12/2028	2,304,698	2,243,857	2,252,842	(15)
Soladoc, LLC	Health Care Equipment & Supplies	Revolver	— (S + 5.25%; 0.75% Floor)	6/12/2028	—	(5,719)	(5,186)	(6)(7)(15)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Term Loan	8.75% (S + 4.75%; 0.75% Floor)	2/2/2032	2,287,927	2,266,668	2,282,207	(15)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.75% (S + 4.75%; 0.75% Floor)	2/2/2032	338,216	332,948	338,216	(6)(15)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Revolver	8.75% (S + 4.75%; 0.75% Floor)	2/2/2032	31,832	29,127	31,086	(6)(15)
Telcor Buyer, Inc.	Health Care Technology	Term Loan	8.51% (S + 4.25%; 1.00% Floor)	8/20/2027	2,656,880	2,652,843	2,656,880	(15)
Telcor Buyer, Inc.	Health Care Technology	Revolver	— (S + 4.25%; 1.00% Floor)	8/20/2027	-	(163)	-	(6)(7)(15)
Telesoft Holdings, LLC	Diversified Telecommunication Services	Term Loan	10.01% (S + 5.75%; 1.00% Floor)	12/16/2026	1,404,689	1,403,735	1,401,178	(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	10.45% (S + 6.00%; 1.00% Floor)	12/31/2026	960,020	960,020	960,020	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.45% (S + 6.00%; 1.00% Floor)	12/31/2026	226,365	225,831	226,365	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.45% (S + 6.00%; 1.00% Floor)	12/31/2026	364,565	363,705	364,565	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.34% (S + 6.00%; 1.00% Floor)	12/31/2026	402,193	401,244	402,193	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	10.34% (S + 6.00%; 1.00% Floor)	12/31/2026	754,487	754,487	754,487	(15)
TKO WORLDWIDE HOLDINGS LLC.	Entertainment	Term Loan	6.00% (S + 2.00%; —% Floor)	11/21/2031	498,750	497,510	499,294	(10)(15)
TMA Buyer LLC	Software	Term Loan	9.30% (S + 5.00%; 0.75% Floor)	4/30/2031	1,656,708	1,641,031	1,640,141	(15)
TMA Buyer LLC	Software	Delayed Draw Term Loan	9.20% (S + 5.00%; 0.75% Floor)	4/30/2031	435,517	431,441	431,162	(15)
TMA Buyer LLC	Software	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	4/30/2031	-	-	-	(6)(15)
TMA Buyer LLC	Software	Revolver	— (S + 5.00%; 0.75% Floor)	4/30/2031	-	(1,623)	(1,742)	(6)(7)(15)
Towerco IV Holdings, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	7.98% (S + 3.75%; 1.00% Floor)	8/31/2028	6,237,403	6,237,403	6,237,403	(6)(15)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	9.42% (S + 5.25%; 1.00% Floor)	4/30/2027	724,343	720,231	724,343	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	9.42% (S + 5.25%; 1.00% Floor)	4/30/2027	86,097	85,608	86,097	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	9.42% (S + 5.25%; 1.00% Floor)	4/30/2027	181,426	180,396	181,426	(15)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	9.42% (S + 5.25%; 1.00% Floor)	4/30/2027	38,755	38,535	38,755	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	9.42% (S + 5.25%; 1.00% Floor)	4/30/2027	122,876	122,179	122,876	(15)
Ungerboeck Systems International, LLC	Leisure Products	Revolver	— (S + 5.25%; 1.00% Floor)	4/30/2027	-	(93)	-	(6)(7)(15)
UNIVISION COMMUNICATIONS INC.	Media	Term Loan	7.70% (S + 3.61%; 0.50% Floor)	1/31/2029	491,237	489,200	488,933	(10)(15)
Unlimited Technology Holdings, LLC	Health Care Technology	Term Loan	8.50% (S + 4.50%; 0.75% Floor)	3/12/2032	880,147	876,003	880,147	(15)
Unlimited Technology Holdings, LLC	Health Care Technology	Revolver	— (S + 4.50%; 0.75% Floor)	3/12/2032	-	(543)	-	(6)(7)(15)
Vectra AI, Inc.	Software	Revolver	— (S + 5.25%; 1.00% Floor)	3/2/2028	-	(1,027)	(1,414)	(6)(7)(15)
Vectra AI, Inc.	Software	Term Loan	9.67% (S + 5.25%; 1.00% Floor)	3/2/2028	2,770,990	2,740,127	2,743,280	(15)
Vectra AI, Inc.	Software	Delayed Draw Term Loan	9.68% (S + 5.25%; 1.00% Floor)	3/2/2028	534,780	526,391	525,899	(6)(15)
Vehlo Purchaser, LLC	Automobiles	Term Loan	9.16% (S + 5.00%; 0.75% Floor)	5/24/2028	4,285,714	4,255,789	4,285,723	(15)
Vehlo Purchaser, LLC	Automobiles	Delayed Draw Term Loan	9.16% (S + 5.00%; 0.75% Floor)	5/24/2028	1,190,476	1,182,198	1,190,476	(15)
Vehlo Purchaser, LLC	Automobiles	Revolver	— (S + 5.00%; 0.75% Floor)	5/24/2028	-	(1,570)	-	(6)(7)(15)
Velocity Holdco III Inc.	Commercial Services & Supplies	Term Loan	9.79% (S + 5.50%; 1.00% Floor)	4/22/2027	4,436,949	4,436,949	4,436,949	(15)
Veracross LLC	Diversified Consumer Services	Delayed Draw Term Loan	10.76% (S + 6.50%; 1.00% Floor)	12/28/2027	201,974	201,974	201,974	(6)(15)
Veracross LLC	Diversified Consumer Services	Term Loan	10.76% (S + 6.50%; 1.00% Floor)	12/28/2027	5,207,834	5,159,348	5,207,834	(15)
Veracross LLC	Diversified Consumer Services	Delayed Draw Term Loan	10.76% (S + 6.50%; 1.00% Floor)	12/28/2027	645,835	639,881	645,835	(15)
Veracross LLC	Diversified Consumer Services	Revolver	— (S + 6.50%; 1.00% Floor)	12/28/2027	-	(3,585)	-	(6)(7)(15)
VESTIS CORPORATION	Commercial Services & Supplies	Term Loan	6.30% (S + 2.25%; —% Floor)	2/22/2031	1,000,000	950,735	938,330	(10)(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Term Loan	9.50% (S + 5.50%; 0.75% Floor)	3/21/2031	1,723,847	1,701,890	1,702,299	(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.50% (S + 5.50%; 0.75% Floor)	3/21/2031	1,723,847	1,702,966	1,702,299	(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.50%; 0.75% Floor)	3/21/2030	-	(4,936)	(5,387)	(6)(7)(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.53% (S + 5.50%; 0.75% Floor)	3/21/2031	47,500	42,689	40,000	(6)(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Footnotes
Wealth Enhancement Group, LLC	Diversified Financial Services	Delayed Draw Term Loan	8.77% (S + 4.50%; 1.00% Floor)	10/2/2028	40,538	39,934	40,538	(6)(15)
Wealth Enhancement Group, LLC	Diversified Financial Services	Delayed Draw Term Loan	— (S + 4.50%; 1.00% Floor)	10/2/2028	-	(750)	-	(6)(7)(15)
Wealth Enhancement Group, LLC	Diversified Financial Services	Term Loan	8.79% (S + 4.50%; 1.00% Floor)	10/2/2028	2,357,805	2,357,805	2,357,805	(15)
Wealth Enhancement Group, LLC	Diversified Financial Services	Revolver	— (S + 4.50%; 1.00% Floor)	10/2/2028	-	(32)	-	(6)(7)(15)
Wealth Enhancement Group, LLC	Diversified Financial Services	Delayed Draw Term Loan	8.79% (S + 4.50%; 1.00% Floor)	10/2/2028	522,193	522,193	522,193	(15)
Zendesk, Inc.	Software	Delayed Draw Term Loan	9.00% (S + 5.00%; 0.75% Floor)	11/22/2028	377,421	375,163	377,421	(6)(15)
Zendesk, Inc.	Software	Revolver	— (S + 5.00%; 0.75% Floor)	11/22/2028	-	-	-	(6)(15)
Zendesk, Inc.	Software	Term Loan	9.00% (S + 5.00%; 0.75% Floor)	11/22/2028	4,912,645	4,912,645	4,912,645	(15)
Total U.S. 1st Lien/Senior Secured Debt						302,383,670	302,758,529
2nd Lien/Junior Secured Debt — 0.56%
Symplr Software, Inc.	Health Care Technology	Term Loan	12.28% (S + 7.87%; 0.75% Floor)	12/22/2028	988,342	922,723	840,091	(15)
Total U.S. 2nd Lien/Junior Secured Debt						922,723	840,091
Total U.S Corporate Debt						303,306,393	303,598,620
Puerto Rico Corporate Debt — 0.66%
1st Lien/Senior Secured Debt — 0.66%
CORAL US CO BORROWER LLC	Diversified Telecommunication Services	Term Loan	7.10% (S + 3.11%; —% Floor)	10/15/2029	1,000,000	1,001,250	994,430	(10)(15)
Total Puerto Rico 1st Lien/Senior Secured Debt						1,001,250	994,430
Total Puerto Rico Corporate Debt						1,001,250	994,430
UK Corporate Debt — 0.61%
UK 1st Lien/Senior Secured Debt — 0.61%
Labvantage Systems Limited	Pharmaceuticals	Term Loan	9.56% (S + 5.25%; 1.00% Floor)	12/23/2030	919,570	904,462	910,374	(8)(15)
Total UK 1st Lien/Senior Secured Debt						904,462	910,374
Total UK Corporate Debt						904,462	910,374
Canadian Corporate Debt — 0.93%
Canadian 1st Lien/Senior Secured Debt — 0.93%
RevauAdvanced Underwriting Inc.	Insurance	Term Loan	8.91% (S + 4.75%; 0.75% Floor)	5/10/2032	1,392,778	1,379,443	1,382,332	(8)(15)
RevauAdvanced Underwriting Inc.	Insurance	Delayed Draw Term Loan	8.91% (S + 4.75%; 0.75% Floor)	5/10/2032	12,164	9,228	10,640	(6)(8)(15)
Total Canada 1st Lien/Senior Secured Debt						1,388,671	1,392,972
Total Canadian Corporate Debt						1,388,671	1,392,972
Portfolio Company	Class/Series				Shares	Cost	Fair Value	Footnotes
U.S. Investment Companies — 0.39%
AB EQUITY INVESTORS, L.P.	LP Interests				534,323	534,323	583,468	(8)(11)(16)
Total U.S. Investment Companies						534,323	583,468
TOTAL INVESTMENTS - 205.07%						307,135,099	307,479,864

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2025

Portfolio Company	Industry	Yield	Shares	Cost	Fair Value	Tickmarks
Cash Equivalents — 3.69%
US BANK MMDA GCTS	Money Market Portfolio	3.73%	4,405,890	4,405,890	4,405,890	(9)(13)(14)
STATE STREET INSTITUTIONAL US	Money Market Portfolio	4.30%	1,144,344	1,144,344	1,144,344	(9)(13)(14)
Total Cash Equivalents				5,550,234	5,550,234
Cash —1.09%
US Dollar			1,627,732	1,627,732	1,627,732
Total Cash				1,627,732	1,627,732
Total Cash and Cash Equivalents				7,177,966	7,177,966
LIABILITIES IN EXCESS OF OTHER ASSETS—(109.85%)					$(164,715,578)
NET ASSETS—100.00%					$149,942,252

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
(3)
Percentages are based on net assets.
(4)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to an interest rate floor. The borrower has an option to choose the benchmark rate, such as the Secured Overnight Financing Rate including adjustment, if any (“S”) or the U.S. Prime Rate (“P”). The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) at the borrower’s option. As of September 30, 2025, rates for 1M S, 3M S and 6M S are 4.13%, 3.98%, and 3.85%, respectively. As of September 30, 2025, the P was 7.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2025.
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
(8)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of September 30, 2025, the aggregate fair value of these securities is $4,380,241 or 1.35% of the Fund’s total assets.
(9)
Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(10)
Categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(11)
Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value per share practical expedient.
(12)
Aggregate gross unrealized appreciation for federal income tax purposes is $1,196,658; aggregate gross unrealized depreciation for federal income tax purposes is $851,893. Net unrealized appreciation is $344,765 for the period ended September 30, 2025. As of September 30, 2025, the cost basis of investments owned was substantially identical for both book and tax purposes.
(13)
Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(14)
The rate shown is the annualized seven-day yield as of September 30, 2025.
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

September 30, 2025

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

AB Lend Cayman Feeder Fund, LP (the "Feeder"), is a Cayman Islands exempted limited partnership incorporated on August 7, 2024 which commenced operations on September 1, 2024. The Feeder was set up to facilitate investing into the Fund by certain investors and invests substantially all of its investable assets into the Fund.

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

As of September 30, 2025, the Fund’s only consolidated subsidiary was ABPLF.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2025, the Fund did not have any non-accrual investments.

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

The Fund has elected to be treated and intends to continue to qualify annually for federal income tax purposes as a RIC under Subchapter M of the Code. So long as the Fund is able to maintain its status as a RIC, it will generally not be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to its shareholders, and any tax liability related to income earned by the Fund will represent obligations of the Fund’s investors and will not be reflected on the financial statements of the Fund. To qualify and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements, and distribute at least 90% of its annual investment company taxable income, which is generally its net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years for which it paid no U.S. federal income taxes. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. As of September 30, 2025, and December 31, 2024, the Fund had excise tax expense of $5,177 and $0, respectively.

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

Offering Cost and Organizational Expenses

Organization expenses include, among other things, the cost of incorporating the Fund and the cost of legal services and other fees pertaining to the Fund’s organization. These costs are expensed as incurred. For the three and nine months ended September

30, 2025, the Fund did not incur organizational expenses. For the three and nine months ended September 30, 2024, the Fund incurred organizational expenses of $0 and $851,735, respectively, which were paid on behalf of the Fund by the Adviser and have been recorded as an expense on the statement of operations.

Pursuant to the Fund’s Expense Support and Conditional Reimbursement Agreement, as defined below, the entire organizational expense payable was recorded as a receivable from the Adviser.

The Fund’s offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Fund’s registration statement (and any amendments or supplements thereto) relating to the Offering and associated marketing materials. Offering expenses are recorded as deferred offering costs on the statement of assets and liabilities and are amortized to expense on the Fund’s statement of operations over 12 months from the commencement of operations. For the three and nine months ended September 30, 2025, the Fund incurred offering expenses of $0 and $534,442, respectively. For the three and nine months ended September 30, 2024, the Fund incurred offering expenses of $276,674 and $639,219, respectively. As of September 30, 2025 and December 31, 2024, there were no offering costs payable.

Segment Reporting

The Fund represents a single operating segment. An operating segment is defined in U.S. GAAP as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Fund’s Chief Financial Officer is the CODM. The CODM monitors the operating results of the Fund as a whole and the Fund's pre-determined long-term investment strategy, which is executed by the Adviser. The qualitative and quantitative information contained within the financial statements is used by the CODM to assess the segment performance versus the Fund’s comparative benchmark and to make resource allocation decisions. Segment assets are reflected on the consolidated statement of assets and liabilities and segment expenses are listed on the consolidated statement of operations.

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

For the three and nine months ended September 30, 2025, the Fund incurred management fees of $450,381 and $1,196,647, respectively. Management fees of $2,146,299 and $949,652 remained payable as of September 30, 2025 and December 31, 2024, respectively. For the three and nine months ended September 30, 2024, the Fund incurred management fees of $359,762 and $590,752, respectively.

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

The Fund incurred income-based incentive fees for the three and nine months ended September 30, 2025 of $397,112 and $1,047,021, respectively. The Fund incurred income-based incentive fees for the three and nine months ended September 30, 2024 of $327,114 and $327,114 respectively.

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

For the three and nine months ended September 30, 2025, the Fund incurred capital gain incentive fee of $43,024 and ($23,535), respectively. For the three and nine months ended September 30, 2024, the Fund incurred capital gain incentive fees of $5,344 and $52,453, respectively.

As of September 30, 2025 and December 31, 2024, incentive fee payable was $446,890 and $692,450, respectively.

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

Administration Agreement

On August 7, 2024, the Fund entered into an Administration Agreement with AB Private Credit Investors LLC (in its capacity as administrator, the “Administrator”). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Fund’s other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. The Fund also is liable to reimburse the Administrator for the Fund’s allocable portion of compensation of the Administrator’s personnel, including but not limited to: (i) the Fund’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Fund; and (iii) any internal audit group personnel of the Administrator or any of its affiliates. The Administrator may defer or waive rights to be reimbursed for the costs and expenses noted above including the Fund’s allocable portion of compensation of the Administrator’s personnel, subject to the limitations described in the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Fund will reimburse the Administrator for any services performed for the Fund by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator receives compensation for its sub-administrative services under a sub-administration agreement. For the three and nine months ended September 30, 2025, the Fund incurred administration expense fees of $36,287 and $166,206, respectively. For the three and nine months ended September 30, 2024, the Fund incurred administration expense fees of $34,692 and $98,630, respectively.

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

For the three and nine months ended September 30, 2025, the Fund was entitled to reimbursements from the Adviser in the amount of $497,786 and $2,051,817, respectively. As of September 30, 2025 reimbursement of $715,183 remains outstanding ($0 as of December 31, 2024). For the three and nine months ended September 30, 2024, the Fund was entitled to reimbursements from the Adviser in the amount of $994,736 and $2,647,524, respectively.

As of September 30, 2025, no reimbursement payments have been made, total expense support provided and unreimbursed Expense Payments were $6,287,546. The following table presents a summary of Expense Payments and the related Reimbursement Payments for the nine months ended September 30, 2025 and September 30, 2024:

For the Month Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Percentage Limit (1)
January 31, 2025	278,634	-	278,634	January 31, 2028	1.00%
February 28, 2025	268,655	-	268,655	February 29, 2028	1.00%
March 31, 2025	467,865	-	467,865	March 31, 2028	1.00%
April 30, 2025	286,605	-	286,605	April 30, 2028	1.00%
May 31, 2025	101,842	-	101,842	May 31, 2028	1.00%
June 30, 2025	150,430	-	150,430	June 30, 2028	1.00%
July 31, 2025	188,573	-	188,573	July 31, 2028	1.00%
August 31, 2025	203,615	-	203,615	August 31, 2028	1.00%
September 30, 2025	105,597	-	105,597	September 30, 2028	1.00%
Total	$2,051,816	$-	$2,051,816
January 31, 2024	74,154	-	74,154	January 31, 2027	1.00%
February 29, 2024	33,880	-	33,880	February 28, 2027	1.00%
March 31, 2024	44,504	-	44,504	March 31, 2027	1.00%
April 30, 2024	411,651	-	411,651	April 30, 2027	1.00%
May 31, 2024	484,123	-	484,123	May 31, 2027	1.00%
June 30, 2024	604,476	-	604,476	June 30, 2027	1.00%
July 31, 2024	220,044	-	220,044	July 31, 2027	1.00%
August 31, 2024	492,466	-	492,466	August 31, 2027	1.00%
September 30, 2024	282,226	-	282,226	September 30, 2027	1.00%
Total	$2,647,524	$-	$2,647,524

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

For the three and nine months ended September 30, 2025 the Fund incurred $6,659 and $18,424, respectively, in transfer agent fees ($3,331 and $8,775, respectively for the three and nine months ended September 30, 2024). As of September 30, 2025 and December 31, 2024, $6,659 and $14,460, respectively, of accrued transfer agent fees remained payable.

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

Ownership by Affiliates

As of September 30, 2025, AXA Equitable Financial Services LLC, an affiliated financial services company owned by Equitable Holdings, Inc. owned 4,400,000 class I shares of the Fund. This represents 74.25% and 95.75% of the outstanding class I shares as of September 30, 2025 and December 31, 2024, respectively.

4.
Borrowings

Credit Facilities

Scotia Credit Facility

On May 2, 2024, the Fund entered into a Senior Secured Credit Agreement with The Bank of Nova Scotia, as the administrative agent, and the lenders party thereto from time to time (the “Scotia Credit Facility”). On September 15, 2025 (the “Scotia Credit Facility First Amendment Date”), the Scotia Credit Facility was amended to, among other things, extend the availability period and the maturity date. The following describes the terms of the Scotia Credit Facility as modified through the First Scotia Credit Facility Amendment Date.

The Scotia Credit Facility will be guaranteed by certain of the Fund’s domestic subsidiaries in existence as of the Scotia Credit Facility First Amendment Date, and will be guaranteed by certain subsidiaries that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). Proceeds of the Scotia Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The Scotia Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $125,000,000, which is comprised of (a) a term loan in a principal amount of $25,000,000 and (b) subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $100,000,000 (the revolving credit facility increased from $75,000,000 to $100,000,000 on the Scotia Credit Facility First Amendment Date). Maximum capacity under Scotia Credit Facility may be increased to $400,000,000 through the exercise by the Fund of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Scotia Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions, and includes a $30,000,000 sublimit for swingline loans.

The availability period with respect to the revolving credit facility under the Scotia Credit Facility will terminate on September 14, 2029 (the “Commitment Termination Date”) and the Scotia Credit Facility will mature on September 13, 2030 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Fund will be obligated to make mandatory prepayments under the Scotia Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

The Fund may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Scotia Credit Facility in U.S. dollars will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of either 1.950% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.825% per annum, or (ii) the alternative base rate plus a margin of either 0.950% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 0.825% per annum. The Fund may elect either the term SOFR or alternate base rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Fund’s option, subject to certain conditions. Amounts drawn under the Scotia Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin (including any applicable credit spread adjustment). Beginning on and after Scotia Credit Facility First Amendment Date, the Fund will also pay a fee of 0.325% on daily undrawn amounts under the Scotia Credit Facility.

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

ABPLF Credit Facility

On May 2, 2024, ABPLF entered into a Credit Agreement with ABPLF as borrower, the Adviser, as collateral manager, the lenders from time to time parties thereto, The Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral administrator and collateral agent, and U.S. Bank National Association, as custodian (the “ABPLF Credit Facility” and, together with the Scotia Credit Facility, the “Credit Facilities”). The ABPLF Credit Facility provides for a total commitment amount of up to $200,000,000, which is split between the Class A-R Loans and the Swingline Loans, on a revolving basis, and in the case of the Class A-T Loans, on a term basis. The total Class A-R commitment as of the closing date is $25,000,000 and will increase automatically to (x) $50,000,000 on the two-month anniversary of the closing date and (y) $100,000,000 on the eight-month anniversary of the closing date. The total Class A-T commitment as of the closing date is $100,000,000. Amounts drawn under the ABPLF Credit Facility, will bear interest at either the Term SOFR Reference Rate, or the weighted average of the Commercial Paper Rate, the Liquidity Funding Rate and the Credit Funding Rate (each as defined in the ABPLF Credit Agreement, the “Applicable Rate”), in each case, plus a margin. Advances used to finance the purchase or origination of any eligible loans under the ABPLF Credit Facility initially bear interest at the Applicable Rate plus a spread of 2.50%. From and after the Amendment Date to the last day of the Reinvestment period, the applicable margin will be a spread of 1.95% plus 0.10% plus the additional administrative agent fees. The reinvestment period ends on May 2, 2026 and the spread will increase to 2.45%.

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

The Fund’s outstanding borrowings through the Credit Facilities as of September 30, 2025 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
Scotia Credit Facility	$100,000,000	$29,500,000	$70,500,000	$29,500,000
Scotia Term Loan	25,000,000	25,000,000	—	25,000,000
ABPLF Credit Facility	110,000,000	—	110,000,000	—
ABPLF Term Loan	110,000,000	110,000,000	—	110,000,000
Total	$345,000,000	$164,500,000	$180,500,000	$164,500,000

As of September 30, 2025, deferred financing costs and debt issuance costs were $1,169,295 and $751,690, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

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

Interest Expense on Borrowings

For the three and nine months ended September 30, 2025 and 2024, the components of interest and other debt expenses related to the borrowings were as follows:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Interest and borrowing expenses	$2,441,138	$3,376,510	$7,780,851	$5,661,991
Commitment fees	198,940	42,599	535,513	67,974
Amortization of deferred financing costs	387,603	346,921	1,111,641	738,923
Total	$3,027,681	$3,766,030	$9,428,005	$6,468,888
Weighted average interest rate(1) (2)	6.45%	8.71%	6.56%	8.94%
Average outstanding balance(2)	$150,201,087	$172,016,304	$158,689,560	$174,286,184

(1)
Calculated as the annualized amount of the stated interest and borrowing expense divided by average borrowings for the period.
(2)
Calculated for the period from initial drawdowns of the Credit Facilities through September 30, 2025 and 2024, respectively.
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

The following tables summarizes the valuation of the Fund’s investments as of September 30, 2025:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$5,550,234	$—	$—	$5,550,234
Total Cash Equivalents	$5,550,234	$—	$—	$5,550,234

Assets*
1st Lien/Senior Secured Debt	$—	$13,072,952	$292,983,353	$306,056,305
2nd Lien/Junior Secured Debt	$—	$—	$840,091	$840,091
Total	$—	$13,072,952	$293,823,444	$306,896,396
Investments valued at NAV as a practical expedient*				$583,468
Total investments	$5,550,234	$13,072,952	$293,823,444	$313,030,098

* See consolidated schedule of investments for industry classifications.

The following tables summarizes the valuation of the Fund’s investments as of December 31, 2024:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$10,821,506	$—	$—	$10,821,506
Total Cash Equivalents	$10,821,506	$—	$—	$10,821,506

Assets*
1st Lien/Senior Secured Debt	$—	$3,949,842	$274,935,685	$278,885,527
2nd Lien/Junior Secured Debt	—	—	891,979	891,979
Total	$—	$3,949,842	$275,827,664	$279,777,506
Total investments	$10,821,506	$3,949,842	$275,827,664	$290,599,012

* See consolidated schedule of investments for industry classifications.

The following is a reconciliation of Level 3 Assets for the three and nine months ended September 30, 2025:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Total
Balance as of December 31, 2024	$274,935,685	$891,979	$275,827,664
Purchases (including capitalized PIK)	65,082,006	—	65,082,006
Sales and principal repayments	(47,520,450)	—	(47,520,450)
Realized gain	—	—	—
Net amortization of premium/discount	682,379	11,349	693,728
Net change in unrealized appreciation (depreciation)	(196,267)	(63,237)	(259,504)
Balance as of September 30, 2025	$292,983,353	$840,091	$293,823,444
Change in unrealized appreciation (depreciation) for investments still held	(124,042)	(63,237)	(187,279)

The following is a reconciliation of Level 3 Assets for the year ended December 31, 2024:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Total
Balance as of December 31, 2023	$—	$—	$—
Purchases (including capitalized PIK)	297,991,400	901,862	298,893,262
Sales and principal repayments	(24,313,285)	—	(24,313,285)
Realized gain	—	—	—
Net amortization of premium/discount	673,345	9,512	682,857
Net change in unrealized appreciation (depreciation)	584,225	(19,395)	564,830
Balance as of December 31, 2024	$274,935,685	$891,979	$275,827,664
Change in unrealized appreciation (depreciation) for investments still held	584,225	(19,395)	564,830

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of September 30, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of September 30, 2025	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	262,245,935	Market Yield Analysis	Market Yield	7.3% - 15.6% (9.1%)	Decrease
1st Lien/Senior Secured Debt	30,737,418	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	840,091	Market Yield Analysis	Market Yield	18.8% - 18.8% (18.8%)	Decrease
Total Assets	$293,823,444

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

6.
Commitments and Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of September 30, 2025 the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment type as of September 30, 2025 and December 31, 2024:

			9/30/2025		12/31/2024
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
AAH TOPCO LLC	2025 DELAYED DRAW TL CLASS C	3/31/2027	431,623	-	-	-
AAH TOPCO, LLC	Revolver	12/22/2027	282,352	-	278,117	(4,235)
ADMIRAL BUYER INC	2025 DELAYED DRAW TERM LOAN	2/8/2027	37,920	-	-	-
ADMIRAL BUYER, INC.	2024 Delayed Draw Term Loan	8/17/2026	64,333	-	87,727	-
ADMIRAL BUYER, INC.	Revolver	12/6/2029	487,579	-	487,579	-
AMERCARE ROYAL LLC	Revolver	9/10/2030	76,739	(1,343)	24,332	(122)
AMERCARE ROYAL LLC	Delayed Draw Term Loan Facility A	9/10/2026	232,088	(2,901)	232,088	-
AMIVIE ACQUISITION, INC.	2025 DELAYED DRAW TL TRANCHE D	7/23/2027	873,946	-	-	-
AMIVIE ACQUISITION, INC.	Revolver	9/16/2027	332,760	-	331,096	(1,664)
APPVIEWX, INC.	Revolver	12/24/2031	99,668	(997)	98,671	(997)
APPVIEWX, INC.	PIK Delayed Draw Term Loan	3/31/2027	102,990	-	102,990	-
AVALARA, INC	REVOLVER	10/19/2028	-	-	397,545	-
AVANT COMMUNICATIONS, LLC	Revolver	11/30/2026	216,876	-	216,876	-
AZURITE INTERMEDIATE HOLDINGS, INC.	Revolver	3/19/2031	334,456	-	334,456	-
BANNEKER V ACQUISITION, INC.	REVOLVER	12/4/2025	-	-	190,820	-
BHG HOLDINGS LLC	2025 REVOLVER	4/22/2032	233,437	(2,334)	-	-

			9/30/2025		12/31/2024
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
BHG HOLDINGS LLC	2025 DELAYED DRAW TERM LOAN	4/22/2027	528,843	-	-	-
BONTERRA LLC	REVOLVER	9/8/2027	-	-	61,993	(155)
BONTERRA LLC	2025 REVOLVER	3/5/2032	75,556	(567)	-	-
BONTERRA LLC	2025 DELAYED DRAW TERM LOAN	3/5/2027	88,889	(667)	-	-
BRIGHTSPOT BUYER, INC.	Revolver	11/16/2027	201,664	(3,529)	198,639	(3,025)
BSI2 HOLD NETTLE, LLC	Revolver	6/30/2028	184,376	-	126,758	-
BUSINESSOLVER.COM, INC.	Initial Delayed Draw Term Loan	12/1/2025	82,909	-	351,144	-
BV EMS BUYER, INC	Revolver	11/23/2027	23,471	-	23,471	-
DA BLOCKER CORP	DELAYED DRAW TERM LOAN	2/10/2027	220,588	-	-	-
DA BLOCKER CORP	REVOLVER	2/10/2032	73,529	(368)	-	-
DATACOR, INC.	Delayed Draw Term Loan	3/13/2026	-	-	1,379,153	-
DATACOR, INC.	Revolver	3/13/2029	217,217	-	241,352	-
DELOREAN PURCHASER INC	REVOLVER	12/16/2031	130,435	(1,304)	-	-
DELOREAN PURCHASER, INC	REVOLVER	12/16/2031	-	-	128,478	(1,957)
DLRDMV LLC	DELAYED DRAW TERM LOAN	5/7/2027	116,138	-	-	-
DLRDMV LLC	REVOLVER	5/7/2032	116,138	(581)	-	-
EET BUYER, INC.	Revolver	11/8/2027	379,836	-	379,836	-
EINSTEIN PARENT INC	REVOLVER	1/22/2031	93,750	(1,875)	-	-
EXTERRO INC	2025 DELAYED DRAW TERM LOAN	9/10/2026	695,880	-	-	-
EXTERRO, INC.	Revolver	6/1/2027	311,967	-	311,967	-
FIRSTENROLL LLC	REVOLVER	9/19/2031	358,986	(5,385)	-	-
FOUNDATION RISK PARTNERS, CORP.	Revolver	10/29/2029	447,125	-	447,125	-
FULLSTEAM OPERATIONS LLC	2025 DELAYED DRAW TERM LOAN	8/6/2027	1,529,914	(7,650)	-	-
FULLSTEAM OPERATIONS LLC	2025 REVOLVER	8/8/2031	509,971	(5,100)	-	-
FUSION HOLDING, CORP.	Revolver	9/14/2027	454,664	(18,187)	442,161	(12,503)
GREENLIGHT INTERMEDIATE II INC	2025 3RD AMENDMENT DDTL	7/2/2027	1,597,534	(7,988)	-	-
GS ACQUISITIONCO, INC.	Revolver	5/25/2028	20,636	(52)	30,877	(77)
GS ACQUISITIONCO, INC.	Seventh Supplemental Delayed Draw Term Loan	3/26/2026	25,589	-	31,779	-
HIREVUE, INC.	Revolver	5/3/2029	135,203	(1,014)	195,040	(1,970)
HITRUST SERVICES LLC	REVOLVER	3/14/2031	190,476	(1,905)	-	-
HONOR HN BUYER, INC.	Delayed Draw Term Loan 4	10/15/2026	438,633	-	438,633	-
HONOR HN BUYER, INC.	Revolver	10/15/2027	102,500	-	102,500	-
IODINE SOFTWARE, LLC	Revolver	5/19/2027	372,658	-	372,658	-
JOINK, LLC	Revolver	10/4/2030	87,727	(439)	86,411	(1,316)
JOINK, LLC	Delayed Draw Term Loan	4/2/2027	636,017	(1,590)	1,015,800	(7,676)

			9/30/2025		12/31/2024
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
KPA PARENT HOLDINGS INC	2025 DELAYED DRAW TERM LOAN	3/15/2027	114,943	-	-	-
KPA PARENT HOLDINGS INC	2025 REVOLVER	3/12/2032	80,460	-	-	-
LABVANTAGE SOLUTIONS INC.	Revolver	11/23/2030	71,176	(712)	43,818	(667)
LAST DANCE INTERMEDIATE I(c), LLC	DELAYED DRAW TERM LOAN	6/30/2027	466,916	(1,167)	-	-
LAST DANCE INTERMEDIATE I(c), LLC	REVOLVER	3/31/2031	68,693	(687)	-	-
LEADVENTURE INC	2025 DELAYED DRAW TERM LOAN	6/23/2027	551,017	(4,133)	-	-
LEADVENTURE INC	2025 REVOLVER	6/23/2032	411,206	(4,112)	-	-
LEVEL DATA LLC	DELAYED DRAW TERM LOAN	3/5/2027	310,078	(1,550)	-	-
LEVEL DATA LLC	REVOLVER	3/5/2031	54,264	(543)	-	-
LIVTECH PURCHASER, INC.	Initial Delayed Draw Term Loan	11/23/2026	92,235	(692)	468,235	(2,353)
LIVTECH PURCHASER, INC.	Initial Revolving Facility	11/24/2031	117,647	(882)	116,471	(1,176)
MAVENLINK, INC.	Revolver	6/1/2029	99,325	(2,483)	48,297	(1,366)
MEDIALAB SOLUTIONS LLC	REVOLVER	8/11/2031	352,717	(3,527)	-	-
MEDICAL MANAGEMENT RESOURCE GROUP, L.L.C.	Revolver	9/30/2026	35,330	(442)	29,904	(379)
MIST HOLDING CO	2025 1ST AMENDMENT DDTL	8/12/2028	1,167,077	-	-	-
MIST HOLDING CO.	Delayed Draw Term Loan	12/23/2027	-	-	271,364	(1,364)
MIST HOLDING CO.	Delayed Draw Term Loan 2	12/31/2025	120,152	-	119,551	(601)
MIST HOLDING CO.	Revolver	12/23/2030	90,909	-	90,000	(909)
MMP INTERMEDIATE, LLC	Revolver	2/15/2029	237,978	-	237,383	(595)
MR. GREENS INTERMEDIATE, LLC	Delayed Draw Term Loan	11/2/2026	770,757	-	864,078	-
MR. GREENS INTERMEDIATE, LLC	Revolver	5/1/2031	247,317	-	345,631	-
MSP GLOBAL HOLDINGS, INC.	Amendment No. 1 Delayed Draw Term Loan	4/8/2026	222,654	-	222,097	(557)
MSP GLOBAL HOLDINGS, INC.	Revolver	4/9/2029	326,067	-	415,399	(1,041)
NASUNI CORPORATION	Revolver	9/10/2030	315,800	(3,947)	311,063	(4,737)
NAVIGATE360, LLC	Revolver	3/17/2027	260,083	(650)	258,132	(1,951)
NAVIGATE360, LLC	2024 DELAYED DRAW TERM LOAN	3/6/2025	-	-	598,499	-
NC TOPCO, LLC	Revolver	9/1/2031	155,737	-	154,569	(1,168)
NC TOPCO, LLC	Date Delayed Draw Term	8/31/2026	389,342	-	386,422	(2,920)
NMI ACQUISITIONCO, INC.	Revolver	9/6/2028	197,434	(1,481)	194,473	(2,962)
OPOC ACQUISITION, LLC	Revolver	12/20/2030	69,930	(699)	61,993	(944)
OPOC ACQUISITION, LLC	Delayed Draw Term Loan	12/21/2026	174,825	(437)	173,514	(1,311)
PACE HEALTH COMPANINES LLC	2025 DELAYED DRAW TERM LOAN C	6/2/2027	782,638	-	-	-

			9/30/2025		12/31/2024
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
PATRIOT ACQUIRECO LLC	REVOLVER	9/3/2032	540,288	(5,403)	-	-
PING IDENTITY HOLDING CORP.	Revolver	10/17/2028	449,029	-	449,029	-
PRIORITY ONDEMAND MIDCO 2, L.P.	Delayed Draw Term Loan	7/15/2026	1,082,205	-	1,107,696	-
RANGER BUYER, INC.	Revolver	11/18/2027	364,822	-	364,822	-
REP TEC INTERMEDIATE HOLDINGS, INC.	Revolver	12/1/2027	96,955	-	96,955	-
REVAU ADVCED UNDERWRITING INC	DELAYED DRAW TERM LOAN	5/7/2027	597,530	(1,494)	-	-
RIDGE TRAIL US BIDCO, INC.	Delayed Draw Term Loan	3/30/2027	268,554	(671)	266,540	(2,014)
RIDGE TRAIL US BIDCO, INC.	Revolving Loan	3/30/2031	65,348	(327)	64,368	(980)
SAAB PURCHASER INC	2025 INC DELAYED DRAW TL	9/22/2027	2,307,692	-	-	-
SAAB PURCHASER, INC.	Delayed Draw Term Loan	11/12/2026	-	-	190,532	(957)
SAAB PURCHASER, INC.	Revolver	11/12/2031	403,437	-	94,787	(957)
SAKO AND PARTNERS LOWER HOLDINGS LLC	Revolver	9/15/2028	390,778	-	371,734	(2,809)
SALISBURY HOUSE LLC	2025 DELAYED DRAW TERM LOAN	8/18/2027	1,426,194	(7,131)	-	-
SALISBURY HOUSE LLC	2025 REVOLVER	8/18/2032	789,160	(7,892)	-	-
SAUCE LABS INC	Revolver	8/16/2027	500,260	(8,755)	489,005	(11,256)
SAUCE LABS INC	2022 PIK 2ND AMD INC DDTL	2/10/2025	-	-	555,975	(7,038)
SECOND NATURE BRANDS, INC.	REVOLVER	2/6/2031	88,931	(667)	-	-
SERRANO PARENT, LLC	Closing Date Revolver	5/13/2030	540,984	(14,877)	530,164	(10,820)
SLIPSTREAM IT LLC	REVOLVER	8/1/2031	518,701	(5,187)	-	-
SLIPSTREAM IT LLC	TRANCHE A DDTL	8/2/2027	518,701	(2,594)	-	-
SOLADOC, LLC	Revolver	6/12/2028	230,470	(5,186)	222,979	(7,490)
TAU BUYER LLC	DELAYED DRAW TERM LOAN	1/31/2027	457,585	-	-	-
TAU BUYER LLC	REVOLVER	2/2/2032	266,593	(666)	-	-
TELCOR BUYER, INC.	Revolver	8/20/2027	113,480	-	113,480	-
THRIVE BUYER, INC	REVOLVER	1/22/2027	-	-	16,648	-
TMA BUYER LLC	2025 REVOLVER	4/30/2031	174,207	(1,742)	-	-
TMA BUYER LLC	2025 TRANCHE B DDTL	4/30/2027	135,010	-	-	-
TOWERCO IV HOLDINGS, LLC	Last Out Delayed Draw Term Loan	7/17/2026	186,386	-	268,396	-
UNGERBOECK SYSTEMS INTERNATIONAL, LLC	Revolver	4/30/2027	17,560	-	17,473	(88)
UNLIMITED TECHNOLOGY HOLDS LLC	REVOLVER	3/12/2032	117,647	-	-	-
VECTRA AI, INC.	Revolver	3/2/2028	141,342	(1,413)	139,928	(1,413)
VECTRA AI, INC.	Delayed Draw Term Loan	10/29/2026	353,355	(3,534)	349,821	(3,534)
VEHLO PURCHASER, LLC	Revolver	5/24/2028	238,095	-	238,095	-
VERACROSS LLC	Revolver	12/28/2027	408,780	-	142,785	-

			9/30/2025		12/31/2024
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
VERACROSS LLC	2025 PIK DELAYED DRAW TL	12/28/2027	653,761	-	-	-
VISIONARY BUYER LLC	2025 1ST A DELAYED DRAW TL	3/31/2027	952,500	(7,144)	-	-
VISIONARY BUYER, LLC	Delayed Draw Term Loan	3/23/2026	-	-	1,120,500	-
VISIONARY BUYER, LLC	Revolver	3/21/2030	430,962	(5,387)	429,884	(1,077)
WEALTH ENHANCEMENT GROUP LLC	2025 14TH A DDTL	8/30/2027	308,696	-	-	-
WEALTH ENHANCEMENT GROUP, LLC	December 2024 Delayed Draw Term Loan	12/30/2026	217,513	-	258,051	-
WEALTH ENHANCEMENT GROUP, LLC	2021 Incremental Revolver	10/2/2028	185,263	-	185,263	-
ZENDESK, INC.	2024 DDTL	11/22/2025	829,444	-	1,208,761	-
ZENDESK, INC.	2024 Revolver	11/22/2028	497,720	-	497,723	-
Total			40,476,231	(173,990)	24,350,359	(113,131)

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

The Fund had the following unfunded commitment for its equity investments, including investment companies, as of September 30, 2025 and December 31, 2024:

Investment	9/30/2025 Investment Unfunded Commitment	12/31/2024 Investment Unfunded Commitment
AB Equity Investors L.P.	$169,985	$—
Total	$169,985	$—

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

As of September 30, 2025 and December 31, 2024, the cumulative amount subject to recoupment by the Adviser under the Expense Support Agreement amounts to $6,287,546 and $4,235,729, respectively.

7.
Net Assets

Transactions in Shares

The following table summarizes the total Shares issued and proceeds related to the Offering:

Share Issue Date	Shares Issued	Proceeds Received
For the Nine Months Ended September 30, 2025
January 2, 2025	43,379	$1,100,000
February 3, 2025	55,233	$1,400,000
June 2, 2025	387,186	$9,800,000
July 1, 2025	337,120	$8,510,000
August 1, 2025	212,812	$5,369,000
September 2, 2025	276,712	$6,981,262
Total	1,312,442	$33,160,262

Share Issue Date	Shares Issued	Proceeds Received
For the Nine Months Ended September 30, 2024
May 1, 2024	4,400,000	$110,000,000
September 1, 2025	34,393	$900,000
Total	4,434,393	$110,900,000

Distributions

Distributions to shareholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute monthly distributions to its shareholders. The Fund’s monthly distributions, if any, will be determined by the Board. Any distributions to the Fund’s shareholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared for the Fund's Class I shares during the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
1/22/2025	1/31/2025	2/28/2025	0.23	$1,078,474
2/21/2025	2/28/2025	3/31/2025	0.23	1,102,112
3/21/2025	3/31/2025	4/30/2025	0.20	951,342
4/21/2025	4/30/2025	5/30/2025	0.23	1,100,796
5/20/2025	5/30/2025	6/30/2025	0.20	956,529
6/20/2025	6/30/2025	7/31/2025	0.20	1,013,316
7/21/2025	7/31/2025	8/29/2025	0.19	1,052,585
8/20/2025	8/29/2025	9/30/2025	0.18	1,042,872
9/19/2025	9/30/2025	10/31/2025	0.19	1,116,387
				$9,414,413

The following table summarizes distributions declared for the Fund's Class I shares during the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
9/27/2024	9/27/2024	10/23/2024	1.37	$6,076,005

Distribution Reinvestment Plan

On May 30, 2024, the Fund adopted a distribution reinvestment plan. See Note 2–Significant Accounting Policies–Distributions.

The following table summarizes the total shares reinvested as of September 30, 2025:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
1/22/2025	1/31/2025	2/1/2025	1,873	47,478
2/21/2025	2/28/2025	3/1/2025	2,425	61,330
3/21/2025	3/31/2025	4/1/2025	2,107	53,407
4/21/2025	4/30/2025	5/1/2025	2,461	62,261
5/20/2025	5/30/2025	6/1/2025	2,156	54,573
6/20/2025	6/30/2025	7/1/2025	2,132	53,822
7/21/2025	7/31/2025	8/1/2025	2,196	55,390
8/20/2025	8/29/2025	9/1/2025	2,610	65,849
9/19/2025	9/30/2025	10/1/2025	—	—
			17,960	$454,110

There were no shares reinvested during the three and nine months ended September 30, 2024.

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

8.
Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per Share for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net increase in net assets from operations	$3,578,728	$3,587,653	$9,216,217	$6,495,550
Weighted average common shares outstanding	5,664,936	4,411,589	5,060,969	4,378,354
Earnings per common share-basic and diluted	$0.63	$0.81	$1.82	$1.48

9.
Financial Highlights

Below is the schedule of financial highlights of the Fund for Class I shares for the nine months ended September 30, 2025 and for the nine months ended September 30, 2024:

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Per Share Data:(1)
Net asset value, beginning of period	$25.36	$25.00
Net investment income (loss)	1.86	1.39
Net realized and unrealized gains (losses) on investments	(0.05)	0.08
Net increase (decrease) in net assets resulting from operations	1.81	1.47
Distributions to stockholders(1)	(1.87)	(1.37)
Net asset value, end of period	$25.30	$25.10
Shares outstanding, end of period	5,925,623	4,434,393
Total return at net asset value before incentive fees(2)(3)	8.13%	6.28%
Total return at net asset value after incentive fees(2)(3)	7.43%	5.90%
Ratio/Supplemental Data:
Net assets, end of period	$149,942,252	$111,319,545
Ratio of total expenses to weighted average net assets(4)	15.12%	20.09%
Ratio of net expenses to weighted average net assets(4)	13.06%	16.03%
Ratio of net investment income (loss) before waivers to weighted average net assets(4)	8.21%	9.58%
Ratio of net investment income (loss) after waivers to weighted average net assets(4)	10.27%	13.63%
Ratio of interest and credit facility expenses to weighted average net assets(4)	10.00%	13.72%
Ratio of incentive fees to weighted average net assets(3)	0.81%	0.34%
Portfolio turnover rate(3)	19.68%	8.65%
Asset coverage ratio(5)	191.15%	166%

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

Recent Developments

See “Item 1. Financial Statement—Notes to Financial Statement—Note 10. Subsequent Events” for a summary of recent developments.

Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	For the Three Months Ended September 30, 2025		For the Three Months Ended September 30, 2024		For the Nine Months Ended September 30, 2025		For the Nine Months Ended September 30, 2024
Investments in Portfolio Companies	$(52,565,252)	(1)	$(4,994,083)	(2)	$(74,092,157)	(3)	$(286,455,723)	(2)
Draw Downs against Revolvers and Delayed Draw Term Loan	(2,666,888)		(1,735,789)		(8,723,546)		(4,122,936)
Principal Repayments	9,820,793	(4)	20,544,827	(5)	47,645,995	(6)	23,714,627	(7)
Sales	7,471,419		—		7,471,419		—
Net Repayments (Investments)	$(37,939,928)		$13,814,955		$(27,698,289)		$(266,864,032)

(1)
Includes investments in 35 portfolio companies.
(2)
Includes investments in 73 portfolio companies.
(3)
Includes investments in 64 portfolio companies.
(4)
Includes $985,801 in revolver and delayed draw term paydowns.
(5)
Includes $1,316,918 in revolver and delayed draw term paydowns.
(6)
Includes $1,721,120 in revolver and delayed draw term paydowns.
(7)
Includes $1,541,589 in revolver and delayed draw term paydowns.

The following table shows the composition of the investment portfolio and associated yield data as of September 30, 2025:

	As of September 30, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$305,678,053	97.76%	$306,056,305	97.77%	9.58%
Second Lien Junior Secured Debt	922,723	0.30%	840,091	0.27%	20.33%
Investment Companies	534,323	0.17%	583,468	0.19%
Cash equivalents	5,550,234	1.77%	5,550,234	1.77%
Total	$312,685,333	100.00%	$313,030,098	100.00%

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

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025	As of December 31, 2024
Number of portfolio companies	114	82
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	—%	—%

(1)
Measured as a percentage of fair value basis and excluding equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of September 30, 2025:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Performing	$306,600,776	100%	$306,896,396	100%
Non-accrual	—	—%	—	—%
Total	$306,600,776	100%	$306,896,396	100%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2024:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Performing	$279,190,990	100.00%	$279,777,506	100.00%
Non-accrual	—	—%	—	—%
Total	$279,190,990	100.00%	$279,777,506	100.00%

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2025 and December 31, 2024, the Fund did not have any non-accrual investments.

The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, at amortized cost and fair value as of September 30, 2025 (with corresponding percentage of total portfolio investments):

	As of September 30, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Auto Components	$4,512,289	1.47%	$4,535,607	1.48%
Automobiles	7,091,177	2.31%	7,144,729	2.32%
Banks	7,233,438	2.36%	7,322,994	2.38%
Capital Markets	783,908	0.26%	792,152	0.26%
Chemicals	7,480,823	2.44%	7,495,756	2.44%
Commercial Services & Supplies	11,985,718	3.90%	12,001,100	3.90%
Construction & Engineering	4,076,783	1.33%	4,091,006	1.33%
Diversified Consumer Services	19,423,177	6.32%	19,504,964	6.34%
Diversified Financial Services	17,997,872	5.86%	18,060,448	5.87%
Diversified Telecommunication Services	30,123,160	9.81%	30,128,849	9.80%
Food & Staples Retailing	6,324,638	2.06%	6,324,075	2.06%
Health Care Equipment & Supplies	6,410,994	2.09%	6,428,389	2.09%
Health Care Providers & Services	30,778,801	10.02%	30,647,696	9.97%
Health Care Technology	22,095,633	7.19%	22,109,471	7.19%
Hotels, Restaurants & Leisure	3,692,318	1.20%	3,707,958	1.21%
Insurance	18,988,280	6.18%	18,983,158	6.17%
Internet and Direct Marketing Retail	5,292,116	1.72%	5,371,730	1.75%
Investment Companies	534,323	0.17%	583,468	0.19%
Leisure Products	1,146,856	0.37%	1,153,497	0.38%
Media	2,993,251	0.97%	2,987,204	0.97%
Pharmaceuticals	903,296	0.29%	909,663	0.30%
Professional Services	17,564,208	5.72%	17,592,557	5.72%
Real Estate Management & Development	8,104,542	2.64%	8,132,444	2.64%
Software	49,474,618	16.11%	49,225,049	16.01%
Technology Hardware, Storage & Peripherals	13,288,291	4.33%	13,400,625	4.36%
Food Products	2,610,858	0.85%	2,616,598	0.85%
Wireless Telecommunication Services	491,126	0.16%	492,526	0.16%
Personal Care Products	189,529	0.06%	190,395	0.06%
Machinery	990,143	0.32%	990,406	0.32%
Electrical Equipment	1,593,560	0.52%	1,592,048	0.52%
Containers & Packaging	1,001,000	0.33%	998,310	0.32%
Oil, Gas & Consumable Fuels	608,475	0.20%	610,000	0.20%
Financial Services	852,388	0.28%	855,698	0.28%
Entertainment	497,510	0.16%	499,294	0.16%
Total	$307,135,099	100%	$307,479,864	100%

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

Results of Operations

The following is a summary of the Fund’s operating results for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Total investment income	$7,513,046	$8,290,955	$22,009,954	$13,987,740
Total expenses	4,750,225	5,740,799	14,555,989	10,559,336
Less: expenses reimbursed by the Adviser	(497,786)	(994,736)	(2,051,817)	(2,647,524)
Net investment income before taxes	3,260,607	3,544,892	9,505,782	6,075,928
Income tax expense, including excise tax	26,064	—	101,284	—
Net investment income after tax	3,234,543	3,544,892	9,404,498	6,075,928
Net realized and change in unrealized appreciation and depreciation on investments	344,185	42,761	(188,281)	419,622
Net increase in net assets resulting from operations	$3,578,728	$3,587,653	$9,216,217	$6,495,550

Investment Income

For the three and nine months ended September 30, 2025, the Fund’s investment income was comprised of $7,396,616 and $21,670,724 of interest income, which includes $222,145 and $698,695 from the net amortization of premium and accretion of discounts, $76,334 and $187,547 of payment-in-kind interest, and $40,096 and $151,683 of dividend income, respectively for the periods presented.

For the three and nine months ended September 30, 2024, the Fund’s investment income was comprised of $8,090,678 of interest income, which includes $455,545 from the net amortization of premium and accretion of discounts, $190,666 of payment-in-kind interest, and $130,577 of dividend income, respectively for the periods presented.

Operating Expenses

The following is a summary of the Fund’s operating expenses for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Interest and borrowing expenses	$3,027,681	$3,766,030	$9,428,005	$6,468,888
Organizational expense	—	—	—	851,735
Offering fee expense	—	276,674	534,442	639,219
Income-based incentive fee	397,112	327,114	1,047,021	327,114
Other expenses	108,418	224,152	408,342	599,293
Management fees	450,381	359,762	1,196,647	590,752
Professional fees	626,365	730,201	1,603,237	927,257
Directors' fees	44,017	—	146,642	—
Trustees’ fees	10,281	51,522	30,558	102,625
Transfer agent fees	6,659	—	18,424	—
Administration and custodian fees	36,287	—	166,206	—
Capital gain (loss) incentive fees	43,024	5,344	(23,535)	52,453
Total expenses	4,750,225	5,740,799	14,555,989	10,559,336
Income tax expense, including excise tax	26,064	—	101,284	—
Total expenses	$4,776,289	$5,740,799	$14,657,273	$10,559,336

Interest and Borrowing Expenses

Interest and borrowing expenses include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Credit Facilities. Interest and borrowing expenses for the three and nine months ended September 30, 2025 were $3,027,681 and $9,428,005, respectively, and for the three and nine months ended September 30, 2024 were $3,766,030 and $6,468,888, respectively. The weighted average interest rate for the three and nine months ended September 30, 2025 was 6.45% and 6.56%, respectively.

Management Fee

The gross management fee expenses for the three and nine months ended September 30, 2025 was $450,381 and $1,196,647, respectively and for the three and nine months ended September 30, 2024 was $359,762 and $590,752, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and nine months ended September 30, 2025, the Fund had $290,715 and ($241,751), respectively in net change in unrealized appreciation (depreciation) on $307,479,864 of investments in 115 portfolio companies. Net change in unrealized appreciation for the three and nine months ended September 30, 2025, resulted from an increase in fair value, primarily due to positive valuation adjustments on level 3 securities.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three and nine months ended September 30, 2025, the net increase in net assets resulting from operations was $3,578,728 and $9,216,217, respectively. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2025, the Fund’s per share net increase in net assets resulting from operations was $0.63 and $1.82, respectively.

Cash Flows

For the nine months ended September 30, 2025, cash decreased by $4,558,825. During the same period, cash used in operating activities was $20,926,267, primarily as a result of net purchases of investments. The Fund provided $16,367,442 from financing activities, primarily from financing activities, primarily from net borrowings on the Credit Facilities and issuance of Common Shares.

Hedging

The Fund may enter into interest rate, foreign exchange, and/or other derivative arrangements to hedge against interest rate, currency, and/or other credit related risks through the use of futures, options and forward contracts. These hedging activities will be subject to the applicable legal and regulatory compliance requirements; however, there can be no assurance any hedging strategy employed will be successful. The Fund may also seek to borrow capital in local currency as a means to hedging non-U.S. dollar denominated investments. For the nine months ended September 30, 2025 and 2024, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, the Fund had $7,177,966 and $11,736,791 in cash and cash equivalents, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund intends to sell its shares on a continuous monthly basis at a per share price equal to the then-current NAV per share.

The Fund’s primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying AB-PCI (in its capacity as the Adviser and the Administrator) or AB High Yield), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Common Shares.

Cash and cash equivalents as of September 30, 2025, taken together with the Fund’s $180,500,000 undrawn amount on its Credit Facilities, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

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

As of September 30, 2025, the Fund has unfunded commitments to fund future investments in the amount of $180,500,000 and contractual obligations in the form of Credit Facilities of $164,500,000.

Equity Activity

The Fund can offer up to $1,000,000,000 of Common Shares in the Offering on a “best efforts” basis through AllianceBernstein Investments, Inc., the Managing Dealer, a registered broker-dealer.

During the nine months ended September 30, 2025, the Fund issued 1,312,442 Class I Shares for total proceeds of $33,160,262.

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and shares reinvested for the three and nine months ended September 30, 2025. The Fund declared $6,076,005 during the three and nine months ended September 30, 2024.

Declaration Year	Class S Shares	Class D Shares	Class I Shares
2025	—	—	$9,414,413

Reinvestment	Amount	Shares
2025	$454,110	17,960

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

Share Repurchase Program

At the discretion of the Board, the Fund has commenced a share repurchase program in which the Fund may repurchase, in each quarter, up to 5% of the NAV of the Fund’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Fund’s liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares. Under the share repurchase plan, to the extent the Fund offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased net of the Early Repurchase Deduction. The one-year holding period for the Early Repurchase Deduction is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders across all shares. For the periods ended September 30, 2025 and 2024, there were no shares tendered.

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

Borrowings

Scotia Credit Facility

On May 2, 2024, the Fund entered into a Senior Secured Credit Agreement with The Bank of Nova Scotia, as the administrative agent, and the lenders party thereto from time to time (the “Scotia Credit Facility”). On September 15, 2025 (the “Scotia Credit Facility First Amendment Date”), the Scotia Credit Facility was amended to, among other things, extend the availability period and the maturity date. The following describes the terms of the Scotia Credit Facility as modified through the First Scotia Credit Facility Amendment Date.

The Scotia Credit Facility will be guaranteed by certain of the Fund’s domestic subsidiaries in existence as of the Scotia Credit Facility First Amendment Date, and will be guaranteed by certain subsidiaries that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). Proceeds of the Scotia Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The Scotia Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $125,000,000, which is comprised of (a) a term loan in a principal amount of $25,000,000 and (b) subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $100,000,000 (the revolving credit facility increased from $75,000,000 to $100,000,000 on the Scotia Credit Facility First Amendment Date). Maximum capacity under Scotia Credit Facility may be increased to $400,000,000 through the exercise by the Fund of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Scotia Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions, and includes a $30,000,000 sublimit for swingline loans.

The availability period with respect to the revolving credit facility under the Scotia Credit Facility will terminate on September 14, 2029 (the “Commitment Termination Date”) and the Scotia Credit Facility will mature on September 13, 2030 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Fund will be obligated to make mandatory prepayments under the Scotia Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.

The Fund may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Scotia Credit Facility in U.S. dollars will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of either 1.950% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.825% per annum, or (ii) the alternative base rate plus a margin of either 0.950% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 0.825% per annum. The Fund may elect either the term SOFR or alternate base rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Fund’s option, subject to certain conditions. Amounts drawn under the Scotia Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin (including any applicable credit spread adjustment). Beginning on and after Scotia Credit Facility First Amendment Date, the Fund will also pay a fee of 0.325% on daily undrawn amounts under the Scotia Credit Facility.

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

ABPLF Credit Facility

On May 2, 2024, ABPLF entered into a Credit Agreement with ABPLF as borrower, the Adviser, as collateral manager, the lenders from time to time parties thereto, The Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral administrator and collateral agent, and U.S. Bank National Association, as custodian (the “ABPLF Credit Facility” and, together with the Scotia Credit Facility, the “Credit Facilities”). The ABPLF Credit Facility provides for a total commitment amount of up to $200,000,000, which is split between the Class A-R Loans and the Swingline Loans, on a revolving basis, and in the case of the Class A-T Loans, on a term basis. The total Class A-R commitment as of the closing date is $25,000,000 and will increase automatically to (x) $50,000,000 on the two-month anniversary of the closing date and (y) $100,000,000 on the eight-month anniversary of the closing date. The total Class A-T commitment as of the closing date is $100,000,000. Amounts drawn under the ABPLF Credit Facility, will bear interest at either the Term SOFR Reference Rate, or the weighted average of the Commercial Paper Rate, the Liquidity Funding Rate and the Credit Funding Rate (each as defined in the ABPLF Credit Agreement, the “Applicable Rate”), in each case, plus a margin. Advances used to finance the purchase or origination of any eligible loans under the ABPLF Credit Facility initially bear interest at the Applicable Rate plus a spread of 2.50%. From and after the Amendment Date to the last day of the Reinvestment period, the applicable margin will be a spread of 1.95% plus 0.10% plus the additional administrative agent fees. The reinvestment period ends on May 2, 2026 and the spread will increase to 2.45%.

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

As of September 30, 2025 and December 31, 2024, the Fund had an total senior securities of $164,500,000 and $172,750,000, respectively, consisting of borrowings under the Credit Facilities, and had an asset coverage ratio of 191% and 167%, respectively.

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

The availability of observable inputs can vary depending on the financial instrument and is affected by a variety of factors. To the extent the valuation is based on models or inputs that are less observable, the determination of fair value requires more judgment. Our valuation methodology is approved by the Board, and the Board is responsible for the fair values determined. As markets change, new types of investments are made, or pricing for certain investments becomes more or less observable, management, with oversight from the Board, may refine our valuation methodologies to best reflect the fair value of our investments appropriately. As of September 30, 2025, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 205% of our total assets, as compared to 240% of our total assets as of December 31, 2024.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2025, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	As of September 30, 2025			As of December 31, 2024
Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 300 basis points	(740,022)	(411,250)	(328,772)	(693,985)	(431,875)	(262,110)
Down 200 basis points	(2,960,086)	(1,645,000)	(1,315,086)	(2,775,940)	(1,727,500)	(1,048,440)
Down 100 basis points	(5,920,172)	(3,290,000)	(2,630,172)	(5,551,879)	(3,455,000)	(2,096,879)
Down 25 basis points	(8,842,322)	(4,935,000)	(3,907,322)	(8,327,819)	(5,182,500)	(3,145,319)
Up 100 basis points	2,960,086	1,645,000	1,315,086	2,775,940	1,727,500	1,048,440
Up 200 basis points	5,920,172	3,290,000	2,630,172	5,551,879	3,455,000	2,096,879
Up 300 basis points	8,880,259	4,935,000	3,945,259	8,327,819	5,182,500	3,145,319

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I., Item 1A. Risk Factors” in the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in the Fund's Annual Report on Form 10-K are not the only risks the Fund faces. Additional risks and uncertainties that are not currently known to the Fund or that the Fund currently deems to be immaterial also may materially adversely affect the Fund’s business, financial condition and/or operating results. During the three and nine months ended September 30, 2025, there have been no material changes from the risk factors set forth in the Fund's Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

For the fiscal quarter ended September 30, 2025, none of the Fund’s trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1

First Amendment to Credit Agreement, dated as of September 15, 2025, among AB Private Lending Fund, as borrower,the Bank of Nova Scotia, as administrative agent and, solely with respect to Section 5.11, as collateral agent and the lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01744) filed on September 19, 2025).

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

AB PRIVATE LENDING FUND

Date: November 12, 2025	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer
(Principal Financial and Accounting Officer)