Form 10-K
period 2025-12-31
AB Private Lending Fund
filed 2026-03-25
CIK 1982701

r4ere

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

As of June 30, 2025 there was no established public market for the registrant’s common stock.

The number of shares of Registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of March 25, 2026, was 6,767,370, 0, and 0 of Class I, Class S and Class D common shares, respectively.

AB PRIVATE LENDING FUND

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

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

PART I

Item 1. Business

Overview

AB Private Lending Fund (the “Fund,” “we,” “us” or “our”) is an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Formed as a Delaware statutory trust on June 8, 2023, the Fund is externally managed by AB Private Credit Investors LLC (the “Adviser” or “AB-PCI”), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”) and is an affiliate of AllianceBernstein L.P. (“AB”) and its subsidiaries. The Fund has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Code. The Fund commenced operations on April 30, 2024.

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

Financing

We have entered into credit facilities, unsecured notes, debt securitization issuances and other financing arrangements to facilitate our investment objectives. Such credit facilities typically bear interest at floating rates spreads over SOFR or other applicable reference rates. Shareholders will bear the costs associated with any borrowings under our financing arrangements. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

We have created, and may in the future also create, leverage by securitizing our assets (including in CLOs) and retaining the equity portion of, and/or the subordinated notes issued by, the securitized vehicle. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt Securitization.” "Item 8 — Consolidated Financial Statements and Supplementary Data — 4. Borrowings."

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

Market Opportunity

The private credit market has experienced extensive growth since the Global Financial Crisis (GFC), and it is estimated that global private credit assets total $1.8 trillion as of June 30, 2025 (Preqin). According to Preqin, private credit AUM is forecast to reach approximately $4.5 trillion by 2030. The consolidation of regional U.S. banks following the GFC and the enhanced regulations introduced by the Dodd-Frank Act resulted in banks’ reduced appetite to hold loans issued by middle market companies. Middle market borrowers’ resulting demand for capital from alternative lenders paired with investors’ search for incremental yield following the GFC and strong performance generally across alternative lenders fueled the continued growth of direct lending, which is a subset of private credit. More recently, demand has been driven by key characteristics of the asset class summarized below. We expect this growth to continue, thereby contributing to a robust investment opportunity set aligned with our investment strategy.

In addition to the opportunity in private credit, the U.S. broadly syndicated loan and high-yield bond markets totaled nearly $5 trillion in aggregate outstanding volume as of December 31, 2025. While the Fund expects to primarily invest in private credit, the Adviser expects to use syndicated bank loans and high yield bonds to facilitate deployment, manage liquidity, and invest on an opportunistic basis when market conditions create compelling opportunities. As of December 31, 2025, secondary yields in the syndicated loan market were around 8.0% (per the Morningstar LSTA Leveraged Loan Index).

•
Regulatory Actions and Bank Consolidation Continue to Drive Demand towards Private Financing. The direct lending market has seen notable growth and become a viable alternative financing solution for middle market borrowers. Global regulatory actions that followed the GFC significantly increased the cost of capital requirements for commercial banks, limiting their appetite to originate and retain illiquid, non-investment grade credit commitments on their balance sheets, particularly with respect to middle-market-sized issuers. Instead, many commercial banks have adopted an “underwrite-and-distribute” approach, which the Adviser believes is often less attractive to corporate borrowers seeking certainty of capital. These regulatory actions as well as bank consolidation further impacted the availability of credit for middle market borrowers as the larger, consolidated banks increasingly focused their aggregate capital on up-market transactions. As a result, traditional syndicated lending has ceded significant market share to private credit. In 2025, direct lending accounted for approximately 71% of sponsored middle market loan volume, compared to approximately 33% in 2014 (per LSEG LPC). Access to the syndicated leveraged loan market has also become challenging for both first-time issuers and smaller scale issuers. Issuers of syndicated loan tranche sizes representing less than $500 million account for just 3% of the new issue market in 2025 as compared to over 40% in 2001. The void of capital available to middle market borrowers – due to increased regulation and bank consolidation – has been filled by direct lending platforms.
•
Larger Borrowers Are Increasingly Utilizing Private Financing Solutions. AB-PCI believes the direct lending opportunity set has expanded while more consistently accommodating larger borrowers. Private credit’s focus on the middle market was traditionally driven by borrowers’ inefficient access to capital and the fact that such borrowers were typically too small to issue a syndicated loan or high yield bond. At the upper end of the middle market, companies traditionally have had the option to pursue a broadly syndicated loan, which typically has offered the best execution in the normal course, but past volatility in syndicated credit markets along with borrowers’ increased value assigned to the confidentiality, efficiency and execution certainty provided by direct lending solutions has led to private credit market share gains. This is illustrated by the trend in U.S. jumbo unitranche loans ($1 billion+) executed by direct lenders, which increased from $6 billion in aggregate issuance in 2020 to $69 billion in 2025. The Adviser believes that as borrowers and debt advisers become more aware of the depth in the private credit space that has been created by scaled providers, they will increasingly weigh this option against public market alternatives. The Adviser believes the benefits of this growing opportunity set at the upper end of the market will accrue to scaled direct lenders, such as the Adviser, with the capacity to provide financing solutions to larger borrowers. Further, the Adviser’s partnership with AB High Yield will allow AB-LEND to offer creative financing solutions across private and syndicated credit markets.

Competitive Strengths

AB-PCI is a highly regarded and established private credit investment platform that benefits from the support of AB, one of the world’s leading investment managers. We believe AB-PCI’s differentiating characteristics include:

•
Strong Track Record. AB-PCI and its Founding Team Members have a long track record of investing in the middle market across variable market conditions. Since AB-PCI’s inception, the team has executed more than $36.0 billion of committed assets across nearly 800 transactions.
•
Team Continuity. AB-PCI exhibits strong continuity among its senior members, with all five of AB-PCI’s Founding Team Members, who previously worked together at Barclays Private Credit Partners LLC (“BPCP”), remaining with AB-PCI today. Furthermore, senior members have experience working together as early as the mid-2000s. The continuity extends beyond the senior team with strong retention (95% inception-to-date retention rate) across the broader team. We believe such continuity and retention across the broader team allows AB-PCI to consistently apply its investment philosophy and execution, which is a key driver of long-term investment performance.
•
Established, Diverse Sourcing and Disciplined Investment Execution. Given the breadth and depth of its financial sponsor relationships as well as its other sourcing channels, AB-PCI historically sees around 1,000 investment opportunities per year. This volume allows AB-PCI to be highly selective with the deals it chooses to execute. Since inception, AB-PCI has closed on just 4% of new investment opportunities, demonstrating its philosophy of executing only those opportunities believed to provide the strongest risk-adjusted returns for its investors.

•
Deep Industry Expertise. AB-PCI invests most often in companies that possess certain qualities: recurring revenue, a competitive advantage, secular growth/recovery, a diversified business model, and a strong management team, while avoiding companies that have single-points of failure and high Loss Given Default profiles. These target investment characteristics have led to AB-PCI historically investing most often in the following industries: software (including SaaS), tech-enabled services, healthcare & healthcare IT, digital infrastructure and services, and certain commercial and residential services. The years of experience and quantum of dollars that AB-PCI has invested in these primary sectors has resulted in differentiated sector expertise across the team. Such expertise allows the team to effectively price risk, appropriately “lean in” to win an investment mandate, and monitor/manage investments to maximize returns. Furthermore, AB-PCI believes that its positioning in these core sectors enhances the resiliency of its portfolio through variable economic conditions, as these sectors are generally not directly dependent on broader economic output, discretionary spending, commodity prices, and other cyclical factors.
•
Differentiated Portfolio Financing Model. AB-PCI believes its fund structures are another differentiated aspect of the platform. The perpetual nature of its vehicles allows for the continuous addition of investments in new borrowers, leading to strong asset diversity. This significant asset diversity provides an incremental risk management benefit and enables the funds to access the structured financing market for portfolio financing. Structured financing solutions are long-dated and floating rate, providing an effective match for AB-PCI’s assets. Furthermore, these structured financing solutions mitigate the risk of forced asset sales, ultimately allowing AB-PCI to be a long-term, buy-and-hold investor, contributing to longer-term performance.

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

The Board of Trustees

The Fund’s business and affairs are managed under the direction of the board of trustees (the “Board”). The Board consists of five members. A majority of the Board will at all times consist of directors who are not “interested persons” of the Fund, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act (“Independent Trustees”). The Board is divided into three classes, each serving staggered, three-year terms. The terms of the Fund’s Class I trustees will expire at the 2028 annual meeting of shareholders; the terms of the Fund’s Class II trustees will expire at the 2026 annual meeting of shareholders; and the term of the Fund’s Class III trustee will expire at the 2027 annual meeting of shareholders. See “Part III, Item 10 — Trustees, Executive Officers and Corporate Governance.” The Board elects the Fund’s officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly determinations of fair value of the Fund’s assets, corporate governance activities, oversight of the Fund’s financing arrangements and oversight of the Fund’s investment activities. Overall responsibility for the Fund’s oversight rests with the Board. We have entered into the Advisory Agreement with the Adviser and the Sub-Advisory Agreement with AB High Yield, pursuant to which the Adviser will manage the Fund on a day-to-day basis and AB High Yield will manage certain of our broadly syndicated loan and other liquid instruments. The Board is responsible for overseeing the Adviser, AB High Yield and other service providers in our operations in accordance with the provisions of the 1940 Act, the Fund’s bylaws and applicable provisions of state and other laws. The Adviser and AB High Yield will keep the Board well informed as to the Adviser and AB High Yield’s respective activities on our behalf and our investment operations and provide the Board information with additional information as the Board may, from time to time, request.

Investment Identification

Through its dedicated originations team, which consists of 10 professionals, AB-PCI sources around 1,000 investment opportunities annually. These opportunities are primarily sourced through the team’s 250+ financial sponsor relationships. Secondary sourcing channels include co-investors, financial intermediaries, and corporate executives. The breadth and depth of these relationships enable AB-PCI to be highly selective, reviewing only the most attractive opportunities with strong closing potential. Lastly, AB-PCI benefits from a platform of more than 225 portfolio companies, which commonly seek incremental financing for M&A activity, growth financing, and other needs and therefore provide AB-PCI with consistent opportunities for capital deployment.

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

Prior to February 4, 2026, the Adviser operated under an exemptive order from the U.S. Securities and Exchange Commission (the “SEC”) that permitted us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, and if established as follows, the Fund’s board of trustees (the “Board” and each member of the Board, a “Trustee”) may establish objective criteria (“Board-Established Criteria”) clearly defining co-investment opportunities in which the Fund will have the opportunity to participate with other public or private affiliated funds that target similar assets. If an investment falls within the Board-Established Criteria, AB-PCI must offer an opportunity for the Fund to participate. Board-Established Criteria will be objective and testable, meaning that they will be based on observable information, such as industry/sector of the issuer, minimum EBITDA of the issuer, asset class of the investment opportunity or required commitment size, and not on characteristics that involve a discretionary assessment. The co-investment would generally be allocated to us and the other AB-PCI funds that target similar assets pro rata based on available capital in the applicable asset class. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

On February 4, 2026, the Adviser received a new SEC exemptive order for simplified co-investment relief (the “New Order”) that supersedes the prior order. The New Order permits us to co-invest with our affiliates to a greater degree that was previously permitted under the prior order. Pursuant to the New Order, (1) initial co-investments in issuers in which neither we nor our affiliates have an existing investment will no longer require Board pre-approval, (2) subject to Board approval, we may co-invest with our affiliates in an issuer where our affiliates have an existing investment in the issuer and we do not, (3) the Adviser is not required by the New Order to allocate co-investments to us and other AB-PCI funds that target similar assets pro rata based on CAFI in the asset class being allocated; rather, the Adviser may adopt any allocation policy that ensures opportunities to participate in co-investments are allocated in a manner that is fair and equitable to us and other regulated funds advised by the Adviser.

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

Co-Investment Relief

Prior to February 4, 2026, the Adviser operated under an exemptive order from the SEC that permitted us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, and if established as follows, the Fund’s Board may establish Board-Established Criteria clearly defining co-investment opportunities in which the Fund will have the opportunity to participate with other public or private affiliated funds that target similar assets. If an investment falls within the Board-Established Criteria, AB-PCI must offer an opportunity for the Fund to participate. Board-Established Criteria will be objective and testable, meaning that they will be based on observable information, such as industry/sector of the issuer, minimum EBITDA of the issuer, asset class of the investment opportunity or required commitment size, and not on characteristics that involve a discretionary assessment. The co-investment would generally be allocated to us and the other AB-PCI funds that target similar assets pro rata based on CAFI in the asset class being allocated. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly Board meeting.

On February 4, 2026, the Adviser received a new SEC exemptive order for simplified co-investment relief (the “New Order”) that supersedes the prior order. The New Order permits us to co-invest with our affiliates to a greater degree that was previously permitted under the prior order. Pursuant to the New Order, (1) initial co-investments in issuers in which neither we nor our affiliates have an existing investment will no longer require Board pre-approval, (2) subject to Board approval, we may co-invest with our affiliates in an issuer where our affiliates have an existing investment in the issuer and we do not, (3) the Adviser is not required by the New Order to allocate co-investments to us and other AB-PCI funds that target similar assets pro rata based on CAFI in the asset class being allocated; rather, the Adviser may adopt any allocation policy that ensures opportunities to participate in co-investments are allocated in a manner that is fair and equitable to us and other regulated funds advised by the Adviser.

The New Order will also require the Adviser to adopt policies and procedures reasonably designed to ensure compliance with the terms of the New Order. In lieu of the specific Board reporting items required by the prior order, the CCO will instead be required to provide regular reporting to the Board on any information that the Board requests and on co-investment matters that the CCO deems significant.

About the Fund’s Investment Adviser

The Fund’s investment activities are managed by its external investment adviser, AB Private Credit Investors LLC. The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Fund benefits from the Adviser’s ability to identify attractive investment opportunities, conduct due diligence to determine credit risk, and structure and price investments accordingly, as well as manage a diversified portfolio of investments. The Adviser, a wholly-owned subsidiary of AB, was formed in April 2014. AB is one of the world’s largest investment management firms, with approximately $867 billion in assets under management as of December 31, 2025, and offers high-quality research and diversified investment services to leading institutions, retail investors, and private wealth clients globally. AB maintains research, portfolio management, and client service offices around the world, reflecting its global capabilities and the needs of its clients. Furthermore, AB is a recognized leader in credit research and investing, with decades of experience. Since AB launched its first dedicated credit strategy in 1987, it has innovated and evolved its platform to provide new investment opportunities across public and private credit markets. AB is a publicly-held limited partnership whose economic interest is approximately 61.2% owned by Equitable Holdings, Inc. and 39.5% owned by public investors through AB Holdings LP. The Adviser can leverage AB’s dedicated economic, fundamental equity, fixed income, and quantitative research groups, as well as experts focused on multi-asset and alternatives strategies.

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

Duration and Termination

Unless terminated earlier as described below, the Advisory Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually (i) (A) by the Board or (B) by the affirmative vote of the holders of a majority of the Fund’s outstanding voting securities and (ii) by a majority of the Fund’s Independent Trustees. The Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of the Fund’s outstanding voting securities may also terminate the Advisory Agreement without penalty upon 60 days’ written notice.

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

As of December 31, 2025, no reimbursement payments have been made, total expense support provided and unreimbursed Expense Payments were $6,338,120. The following table presents a summary of Expense Payments and the related Reimbursement Payments for the years ended December 31, 2025, December 31, 2024, and December 31, 2023:

For the Month Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Percentage Limit (1)
January 31, 2025	278,634		278,634	January 31, 2028	1.00%
February 28, 2025	268,655		268,655	February 29, 2028	1.00%
March 31, 2025	467,865		467,865	March 31, 2028	1.00%
April 30, 2025	286,605		286,605	April 30, 2028	1.00%
May 31, 2025	101,842		101,842	May 31, 2028	1.00%
June 30, 2025	150,430		150,430	June 30, 2028	1.00%
July 31, 2025	188,573		188,573	July 31, 2028	1.00%
August 31, 2025	203,615		203,615	August 31, 2028	1.00%
September 30, 2025	105,597		105,597	September 30, 2028	1.00%
October 31, 2025	29,753	-	29,753	October 31, 2028	1.00%
November 30, 2025	20,822	-	20,822	November 30, 2028	1.00%
December 31, 2025	-	-	-	December 31, 2028	1.00%
Total	$2,102,391	$-	$2,102,391

January 31, 2024	74,154	-	74,154	January 31, 2027	1.00%
February 29, 2024	33,880	-	33,880	February 28, 2027	1.00%
March 31, 2024	44,504	-	44,504	March 31, 2027	1.00%
April 30, 2024	411,651		411,651	April 30, 2027	1.00%
May 31, 2024	484,123		484,123	May 31, 2027	1.00%
June 30, 2024	604,476		604,476	June 30, 2027	1.00%
July 31, 2024	220,044		220,044	July 31, 2027	1.00%
August 31, 2024	492,466		492,466	August 31, 2027	1.00%
September 30, 2024	282,226		282,226	September 30, 2027	1.00%
October 31, 2024	410,050		410,050	October 31, 2027	1.00%
November 30, 2024	207,943		207,943	November 30, 2027	1.00%
December 31, 2024	451,479		451,479	December 31, 2027	1.00%
Total	$3,716,996	$-	$3,716,996

June 30, 2023	277,209	-	277,209	June 30, 2026	1.00%
July 31, 2023	-	-	-	July 31, 2026	1.00%
August 31, 2023	-	-	-	August 31, 2026	1.00%
September 30, 2023	186,136	-	186,136	September 30, 2026	1.00%
October 31, 2023	-	-	-	October 31, 2026	1.00%
November 30, 2023	-	-	-	November 30, 2026	1.00%
December 31, 2023	55,388	-	55,388	December 31, 2026	1.00%
Total	$518,733	$-	$518,733

(1)
Represents the actual percentage of Operating Expenses paid by the Fund in any month after deducting any Expense Payment, as a percentage of the Fund’s average monthly gross assets.

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

Distribution Reinvestment Plan

The Fund has adopted a distribution reinvestment plan, pursuant to which the Fund will reinvest all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and the Fund declares, a cash dividend or other distribution, then its shareholders who have not opted out of the distribution reinvestment plan will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Shareholders who receive distributions in the form of additional shares are generally subject to the same U.S. federal, state and local tax consequences as are shareholders who elect to receive their distributions in cash. A shareholder's basis for determining gain or loss upon the sale of shares received in a distribution from the Fund will generally be equal to the total dollar amount of the distribution payable to the shareholder. Any shares received in a distribution will have a new holding period for tax purposes commencing on the day following the day on which the shares are credited to the. shareholder's account. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

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

Taxation as a Regulated Investment Company

The Fund has elected to be treated, and intends to qualify each taxable year thereafter, as a RIC under Subchapter M of the Code.

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

If the Fund failed to qualify as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, the Fund would be subject to U.S. federal income tax at the regular corporate rate on its taxable income (including distributions of net capital gain), even if such income were distributed to its shareholders, and all distributions out of earnings and profits would be taxed to shareholders as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, the Fund could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

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

As an investment adviser registered under the Advisers Act, the Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes the best interests of its clients and not subrogate client interests to its own interests. Rule 206(4)-6 under the Advisers Act places specific requirements on registered investment advisers with proxy voting authority.

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
•
We have implemented a share repurchase program, but only a limited number of shares will be eligible for repurchase and repurchases will be subject to available liquidity and other significant restrictions.
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

Prior to February 4, 2026, the Adviser operated under an exemptive order from the SEC that permitted us (and other BDCs and registered closed-end funds managed by the Adviser now or in the future, collectively the “Affiliated Funds”) to co-invest in portfolio companies with certain of the Affiliated Funds that are managed by the Adviser in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Prior Order”). Pursuant to the Prior Order, the Fund is permitted to co-invest with Affiliated Funds, which the exemptive relief defines to include affiliated managed accounts, if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Independent Trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Fund and its investors and do not involve overreaching in respect of the Fund or its investors on the part of any person concerned, and (2) the transaction is consistent with the interests of the Fund’s investors and is consistent with the Fund’s investment objective and strategies.

On February 4, 2026, the Adviser received a new SEC exemptive order for simplified co-investment relief (the “New Order”) that supersedes the prior order. The New Order permits us to co-invest with our affiliates to a greater degree that was previously permitted under the prior order. Pursuant to the New Order, (1) initial co-investments in issuers in which neither we nor our affiliates have an existing investment will no longer require Board pre-approval, (2) subject to Board approval, we may co-invest with our affiliates in an issuer where our affiliates have an existing investment in the issuer and we do not, (3) the Adviser is not required by the New Order to allocate co-investments to us and other AB-PCI funds that target similar assets pro rata based on CAFI in the asset class being allocated; rather, the Adviser may adopt any allocation policy that ensures opportunities to participate in co-investments are allocated in a manner that is fair and equitable to us and other regulated funds advised by the Adviser. The New Order will also require the Adviser to adopt policies and procedures reasonably designed to ensure compliance with the terms of the New Order. In lieu of the specific Board reporting items required by the prior order, the CCO will instead be required to provide regular reporting to the Board on any information that the Board requests and on co-investment matters that the CCO deems significant. The Fund intends to co-invest with Affiliated Funds, subject to the conditions included in the New Order.

The Fund may, however, invest alongside Other Accounts of the Adviser and its affiliates, including other entities they manage in certain circumstances where doing so is consistent with applicable law, the New Order, or SEC staff interpretations and guidance. For example, the Fund may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting the Fund and such other funds to co-invest in privately placed securities so long as certain conditions are met, including that the Adviser, acting on the Fund’s behalf and on behalf of other clients, negotiates no term other than price. The Fund may also co-invest with the Adviser’s Other Accounts as otherwise permissible under regulatory guidance, applicable regulations or the Adviser’s allocation policy.

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

Adverse Developments in the Debt Capital Markets. Market and economic conditions have been challenging and subject to significant volatility. Ongoing concerns about inflation, interest rate levels, geopolitical conflicts, banking sector stability, the availability and cost of credit, sovereign debt levels, and global economic growth have contributed to increased market volatility and uncertainty. These conditions, combined with potential recession risks, supply chain disruptions, labor market tightness, and shifts in monetary and fiscal policy, have created a complex and uncertain environment for debt capital markets. The factors described above have led to periods of reduced liquidity in the debt capital markets, including sources of liquidity that the Fund may wish to utilize. Such conditions could reduce the availability of leverage to the Fund, its investments, and potential purchasers of the Fund’s investments or make such leverage more expensive to obtain, thereby adversely affecting the performance of the Fund. Disruptions in the debt capital markets may also result in wider credit spreads, reduced transaction volumes, and increased price volatility, which could negatively impact the valuation of our investments and our ability to realize investments at favorable prices. Additionally, if credit market conditions deteriorate significantly, our portfolio companies may face difficulty refinancing their debt obligations at maturity, which could lead to defaults and losses on our investments. The duration and severity of adverse conditions in the debt capital markets cannot be predicted and could have a material adverse effect on our business, financial condition, and results of operations.

Inflation and Government Policy May Adversely Impact the Fund's Portfolio Companies. Certain portfolio companies operate in industries that continue to experience inflationary pressures. Although inflation has moderated from prior elevated levels, costs related to labor, energy, raw materials, and other inputs remain elevated in certain sectors and may continue to affect consumer demand, economic growth, and portfolio company operations. In addition, changes in government policy, including the potential imposition of tariffs, trade restrictions, or reductions in government spending, may disrupt supply chains, reduce end‑market demand, or otherwise adversely affect certain industries in which our portfolio companies operate. If they are unable to pass through higher costs, experience reduced demand for their products or services, or otherwise face margin compression as a result of inflationary pressures or policy changes, their operating results could be adversely affected and their ability to meet interest and principal obligations may be impaired. Any resulting deterioration in portfolio company performance could adversely affect the fair value of the Fund’s investments and may result in realized or unrealized losses, which could reduce the Fund’s net assets and returns to investors.

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

The likely impacts of sustainability risks on the returns of the Fund will depend on the Fund’s exposure to investments that are vulnerable to sustainability-related risks and the magnitude of the sustainability-related risks. The occurrence of an actual or potential significant decline in the value of an investment due to a sustainability-related event or condition will depend on several factors including, but not limited to, the type, extent, complexity and duration of the event or condition, prevailing market conditions and the existence of any mitigating factors.

Increasing governmental, investor and societal attention to sustainability-related matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such sustainability-related matters or we fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

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

Increased Regulatory Scrutiny of Private Credit Markets. The private credit industry has experienced substantial growth in recent years, which has attracted increased attention from regulators, including the SEC, the Financial Stability Oversight Council, and other regulatory bodies. Regulators have expressed concerns about leverage levels, valuation practices, liquidity risks, conflicts of interest, and the potential for systemic risk in the private credit markets. This increased regulatory scrutiny may result in new laws, regulations, or interpretive guidance that could impose additional compliance obligations, restrict our investment activities, limit our use of leverage, require enhanced disclosures, or otherwise increase our costs of doing business. For example, regulators may impose restrictions on the types of investments we can make, the amount of leverage we can employ, the fees we can charge, or the valuation methodologies we use. New regulations could also affect our portfolio companies by imposing additional compliance burdens or restricting their access to capital. Any such regulatory changes could limit our flexibility to execute our investment strategy, reduce our returns, increase our operating expenses, or require us to modify our business practices in ways that could adversely affect our competitiveness and financial performance. The uncertainty regarding potential future regulation of the private credit industry creates additional risk for our business and our shareholders.

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

Global economic, political and market conditions may adversely affect our business, results of operations and financial conditions.

The current global financial market situation, as well as various social and political tensions in the United States and around the world (including the current conflict in Ukraine and Russia and the conflicts in the Middle East) may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the United States and worldwide. The success of our investment activities could be affected by general economic and market conditions in the United States and in the rest of the world, as well as by changes in applicable laws and regulations (including laws relating to taxation of our investments), trade barriers, currency exchange controls, rate of inflation, currency depreciation, asset re-investment, resource self-sufficiency and national and international political and socioeconomic circumstances in respect of the non-U.S. countries in which we may invest. These factors may affect the level and volatility of securities prices and the liquidity of the Fund’s investments, which could impair our profitability or result in losses. General fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. We may maintain substantial trading positions that can be adversely affected by the level of volatility in the financial markets; the larger the positions, the greater the potential for loss. Declines in the performance of national economies or the credit markets in certain jurisdictions have had a negative impact on general economic and market conditions globally, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

For example, the impact of potential downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Similarly in Europe, since 2010 several European Union, or the EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is ongoing concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries.

The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. Because Russia is a major exporter of oil and natural gas, the invasion and related economic sanctions have reduced the supply, and increased the price, of energy, which has a material effect on inflation and may continue to exacerbate ongoing supply chain issues. There is also the ongoing risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although the Fund has no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on the Fund’s portfolio and the value of an investment in the Fund. Moreover, sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations.

Similarly, conflicts in the Middle East, including the conflict between Israel and Hamas, could have a negative impact on the economy and business activity globally, and therefore could adversely impact the performance of our investments. The severity and duration of any such conflict and its future impact on global economic and market conditions (including, for example, oil prices and/or the shipping industry) are impossible to predict, and as a result, present material uncertainty and risk with respect to us, the performance of our investments and operations, and our ability to achieve our investment objectives. Similar risks exist to the extent that any service providers, vendors or certain other parties have material operations or assets in the Middle East or the immediate surrounding areas.

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

Banking Sector Instability and Credit Market Disruptions. Recent stress in the banking sector, including the failures of certain regional and specialized banks, has created uncertainty regarding the stability of financial institutions and the availability of credit. Such banking sector instability may result in reduced lending capacity, tighter credit conditions, higher borrowing costs, and increased counterparty risk. Our portfolio companies may face difficulty in obtaining financing or refinancing existing debt on favorable terms, which could adversely affect their operations and ability to meet their obligations to us. Additionally, disruptions in the credit markets may limit our own ability to access financing on acceptable terms or at all, which could constrain our ability to make new investments and execute our investment strategy. Concerns about the financial stability of banks and other financial institutions may also lead to broader market volatility and economic uncertainty that could negatively impact the value of our investments and our financial condition. Furthermore, if financial institutions that serve as counterparties to our financing arrangements or other transactions experience financial distress, we may face increased costs, reduced access to capital, or losses on our positions with such counterparties.

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

New or Modified Laws or Regulations Governing our Operations may Adversely Affect our Business. The Fund’s portfolio companies and the Fund are subject to regulation by-laws at the U.S. federal, state, and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations, and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on the Fund’s business. The effects of such laws and regulations on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. President Trump may support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular.

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

Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations. There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

U.S. Federal Income Tax Risks

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

Difficulty with Paying Required Distributions. For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

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

Legislative or Regulatory Tax Changes Could Adversely Affect Investors. At any time, the U.S. federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

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

The Chief Compliance Officer of the Fund oversees the Fund’s risk management function generally and relies on the Adviser’s Chief Compliance Officer to assist with assessing and managing material risks from cybersecurity threats. The Adviser’s Chief Compliance Officer has 14 years of experience in the financial services industry, and during such time has acquired relevant experience overseeing and actively managing cybersecurity and information security programs for financial services companies with complex information systems. The Fund’s Chief Compliance Officer has been responsible for the general oversight function as Chief Compliance Officer to the Fund for 5 years and has worked in the financial services industry for 20 years, during which the Fund’s Chief Compliance Officer has gained expertise in assessing and managing risk applicable to the Fund.

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

The Fund’s monthly NAV per share for each of the classes of shares for the year ended December 31, 2025 were as follows:

	Class S Shares	Class D Shares	Class I shares
January 31, 2025	-	-	25.35
February 28, 2025	-	-	25.29
March 31, 2025	-	-	25.35
April 30, 2025	-	-	25.30
May 31, 2025	-	-	25.31
June 30, 2025	-	-	25.24
July 31, 2025	-	-	25.23
August 31, 2025	-	-	25.23
September 30, 2025	-	-	25.30
October 31, 2025	-	-	25.29
November 30, 2025	-	-	25.27
December 31, 2025	-	-	25.20

The Fund’s monthly NAV per share for each of the classes of shares for the year ended December 31, 2024 were as follows:

	Class S Shares	Class D Shares	Class I shares
April 30, 2024	-	-	25.00
May 31, 2024	-	-	25.26
June 30, 2024	-	-	25.66
July 31, 2024	-	-	25.83
August 31, 2024	-	-	26.16
September 30, 2024	-	-	25.10
October 31, 2024	-	-	25.08
November 30, 2024	-	-	25.07
December 31, 2024	-	-	25.36

Market Information

There is not currently and we do not expect there to be a public market for our shares.

Holders

As of March 25, 2026, there were seven holders of record of our Class I common shares; there were no holders of record of our Class S or D common shares as of such date.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Fund on its current reports on Form 8-K, the Fund did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Distribution Policy

We expect to pay regular monthly distributions. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs, and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board's discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of investment company taxable income.

The per share amount of distributions on Class S shares, Class D shares and Class I shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class.

Distribution Reinvestment Plan

The Fund has adopted a distribution reinvestment plan, pursuant to which the Fund will reinvest all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and the Fund declares, a cash dividend or other distribution, then its shareholders who have not opted out of the distribution reinvestment plan will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution.

Shareholders who receive distributions in the form of additional shares are generally subject to the same U.S. federal, state and local tax consequences as are shareholders who elect to receive their distributions in cash. Distributions on fractional shares will be credited to each participating shareholder's account to three decimal places. Shareholders located in Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington, as well as those who are clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan, will automatically receive their distributions in cash unless they elect to participate in our distribution reinvestment plan and have their cash distributions reinvested in additional Common Shares.

Issuer Purchases of Equity Securities

At the discretion of the Board, the Fund has commenced a share repurchase program in which the Fund may repurchase, in each quarter, up to 5% of the NAV of the Fund's Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Fund's liquidity, adversely affect the Fund's operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter.

Under the share repurchase plan, to the extent the Fund offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased net of the Early Repurchase Deduction. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce, or qualified disability of the holder. For the year ended December 31, 2025 and December 31, 2024, there were no shares tendered.

On December 29, 2025, the Fund commenced a tender offer (the “December 2025 Tender Offer”) pursuant to which the Fund offered to repurchase up to 296,281 Shares tendered prior to January 29, 2026 (the “December 2025 Tender Offer Expiration Date”). No Shares were validly tendered by stockholders and not properly withdrawn prior to the December 2025 Tender Offer Expiration Date.

The following table sets forth information regarding repurchases of Shares during the three months ended December 31, 2025:

For the three months ended December 31, 2025
Offer Date	December 29, 2025
Expiration Date	January 29, 2026
Purchase Price per Share	$25.27
Shares Repurchased	296
Aggregate Dollar Amount of Shares Accepted for Repurchase	$—

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the Fund’s financial condition and results of operations should be read in conjunction with the Fund’s consolidated financial statements and the related notes thereto contained elsewhere in this Annual Report on Form 10-K.

Overview

The Fund is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on June 8, 2023, the Fund is externally managed by AB Private Credit Investors LLC (the “Adviser” or “AB-PCI”), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as investment adviser with the U.S. Securities and Exchange Commission (“SEC”). We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code.

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

Expenses

Except as specifically provided below, all investment professionals and staff of the Adviser and AB (in its capacity as sub-adviser of the Fund, “AB High Yield”), when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits of such personnel allocable to such services, will be provided and paid for by the Adviser and the Sub-Adviser, as applicable. We will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (a) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement, dated August 7, 2024, between the Fund and the Adviser (the “Advisory Agreement”), and to AB High Yield, pursuant to the Sub-Advisory Agreement, dated August 7, 2024, between the Adviser and AB High Yield; (b) the costs and expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, dated August 7, 2024, by and between the Fund and the Administrator. We also will be liable to reimburse the Administrator for the Fund’s allocable portion of compensation of the Administrator’s personnel, including but not limited to: (i) the Fund’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Fund; and (iii) any internal audit group personnel of AB-PCI or any of its affiliates. The Administrator may defer or waive rights to be reimbursed for the costs and expenses noted above including the Fund’s allocable portion of compensation of the Administrator’s personnel; and (c) all other expenses of our operations, administrations and transactions.

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

Recent Developments

See “Item 1. Financial Statements—Notes to Financial Statement—Note 10. Subsequent Events” for a summary of recent developments.

Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	Year Ended December 31, 2025		Year Ended December 31, 2024
Investments in Portfolio Companies	$(125,489,129)	(1)	$(297,245,928)	(2)
Draw Downs against Revolvers and Delayed Draw Term Loan	(12,632,054)		(6,147,846)
Principal Repayments	66,589,498	(3)	24,318,331	(4)
Sales	11,434,849		—
Net Repayments (Investments)	$(60,096,836)		$(279,075,443)

(1)
Includes investments in 94 portfolio companies.
(2)
Includes investments in 82 portfolio companies.
(3)
Includes $2,353,707 in revolver and delayed draw term paydowns
(4)
Includes $1,658,448 in revolver and delayed draw term paydowns.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2025:

	As of December 31, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$336,123,911	97.65%	$335,718,370	97.61%	9.23%
Second Lien Junior Secured Debt	926,748	0.27%	$812,911	0.24%	20.22%
Investment Companies	2,493,075	0.72%	$2,755,419	0.80%
Cash equivalents	4,663,819	1.36%	$4,663,819	1.35%
Total	$344,207,553	100.00%	$343,950,519	100.00%

(1)
Based upon the par value of the Fund’s debt investments.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2024:

	As of December 31, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$278,279,616	95.66%	$278,885,527	95.66%	10.28%
Second Lien Junior Secured Debt	911,374	0.31%	$891,979	0.31%	17.52%
Cash and Cash equivalents	11,736,791	4.03%	$11,736,791	4.03%
Total	$290,927,781	100.00%	$291,514,297	100.00%

(1)
Based upon the par value of the Fund’s debt investments.

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of December 31, 2025 and December 31, 2024:

	As of December 31, 2025	As of December 31, 2024
Number of portfolio companies	132	82
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	—%	—%

(1)
Measured on a fair value basis and excludes equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2025:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Performing	$337,050,659	100%	$336,531,281	100%
Non-accrual	$—	—%	$—	—%
Total	$337,050,659	100.00%	$336,531,281	100.00%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2024:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Performing	$279,190,990	100%	$279,777,506	100%
Non-accrual	$—	—%	$—	—%
Total	$279,190,990	100.00%	$279,777,506	100.00%

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2025 and December 31, 2024, the Fund did not have any non-accrual investments.

The Fund uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its investments. The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, at amortized cost and fair value as of December 31, 2025 (with corresponding percentage of total portfolio investments):

	As of December 31, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Aerospace & Defense	495,000	0.15%	494,690	0.15%
Automobile Components	5,082,900	1.50%	5,159,831	1.52%
Automobiles	7,547,488	2.22%	7,602,932	2.24%
Banks	12,695,807	3.74%	12,761,932	3.76%
Capital Markets	782,445	0.23%	795,188	0.23%
Chemicals	7,561,499	2.23%	7,562,927	2.23%
Commercial Services & Supplies	13,444,152	3.96%	13,431,916	3.96%
Construction & Engineering	7,244,961	2.13%	7,223,299	2.13%
Containers & Packaging	1,001,000	0.29%	1,000,170	0.30%
Diversified Consumer Services	24,997,674	7.36%	25,082,869	7.39%
Diversified Telecommunication Services	31,618,193	9.31%	31,664,217	9.33%
Electrical Equipment	1,589,663	0.47%	1,594,535	0.47%
Entertainment	496,312	0.15%	499,500	0.15%
Financial Services	23,154,219	6.82%	23,269,308	6.86%
Food Products	6,992,582	2.06%	6,998,053	2.06%
Health Care Equipment & Supplies	6,383,644	1.88%	6,404,742	1.89%
Health Care Providers & Services	31,747,527	9.35%	31,586,184	9.31%
Health Care Technology	21,537,445	6.34%	21,485,343	6.33%
Hotels, Restaurants & Leisure	10,032,368	2.95%	10,042,820	2.96%
Insurance	19,091,680	5.62%	19,124,188	5.64%
Investment Companies	2,493,075	0.73%	2,755,419	0.81%
IT Services	1,487,755	0.44%	1,490,452	0.44%
Leisure Products	1,145,400	0.34%	1,150,577	0.34%
Machinery	987,902	0.29%	993,693	0.29%
Media	3,947,654	1.16%	3,894,894	1.15%
Oil, Gas & Consumable Fuels	608,475	0.18%	611,397	0.18%
Personal Care Products	189,542	0.06%	190,870	0.06%
Pharmaceuticals	901,637	0.27%	909,859	0.27%
Professional Services	24,023,977	7.08%	23,601,793	6.96%
Real Estate Management & Development	8,189,439	2.41%	8,215,526	2.42%
Software	48,146,069	14.18%	47,718,190	14.06%
Technology Hardware, Storage & Peripherals	13,436,383	3.96%	13,478,906	3.97%
Wireless Telecommunication Services	489,867	0.14%	490,480	0.14%
Total	$339,543,734	100.00%	$339,286,700	100.00%

The Fund uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its investments. The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, at amortized cost and fair value as of December 31, 2024 (with corresponding percentage of total portfolio investments):

	As of December 31, 2024
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Auto Components	5,434,876	1.95%	5,415,382	1.94%
Automobiles	5,426,579	1.94%	5,476,190	1.96%
Banks	4,695,000	1.68%	4,768,437	1.70%
Broadcast Service & Programs	992,506	0.36%	1,001,234	0.36%
Cable & Satellite Television	1,938,188	0.69%	1,949,007	0.70%
Capital Markets	788,370	0.28%	787,937	0.28%
Chemicals	5,483,868	1.96%	5,534,479	1.98%
Commercial Services & Supplies	16,638,898	5.96%	16,747,582	5.99%
Construction & Engineering	4,103,872	1.47%	4,122,642	1.47%
Diversified Consumer Services	16,996,164	6.09%	17,096,182	6.11%
Diversified Financial Services	15,219,946	5.45%	15,293,847	5.47%
Diversified Telecommunication Services	35,529,452	12.74%	35,648,949	12.73%
Food & Staples Retailing	2,042,680	0.73%	2,042,680	0.73%
Health Care Equipment & Supplies	5,452,178	1.95%	5,451,805	1.95%
Health Care Providers & Services	28,404,236	10.17%	28,270,547	10.10%
Health Care Technology	16,940,723	6.07%	17,021,475	6.08%
Hotels, Restaurants & Leisure	8,451,421	3.03%	8,494,105	3.04%
Insurance	14,479,711	5.19%	14,449,315	5.16%
Internet and Direct Marketing Retail	5,307,805	1.90%	5,372,093	1.92%
Leisure Products	1,152,782	0.41%	1,156,361	0.41%
Media	2,007,817	0.72%	2,016,550	0.72%
Pharmaceuticals	935,000	0.33%	938,228	0.34%
Property & Casualty Insurance	16,899,680	6.05%	16,953,870	6.06%
Professional Services	997,462	0.36%	999,601	0.36%
Real Estate Management & Development	7,337,921	2.63%	7,320,504	2.62%
Software	39,433,482	14.12%	39,285,662	14.04%
Technology Hardware, Storage & Peripherals	16,100,373	5.77%	16,162,842	5.78%
Total	$279,190,990	100.00%	$279,777,506	100.00%

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

Results of Operations

The following is a summary of the Fund’s operating results for the year ended December 31, 2025 and December 31, 2024. For information regarding results of operations for the period ended December 31, 2023, see the Fund’s Form 10-K filed with the SEC on March 31, 2025.

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Total investment income	$30,043,625	$21,573,674
Total expenses	19,153,658	16,121,981
Less: expenses reimbursed by the Adviser	(2,102,391)	(3,716,996)
Income tax expense, including excise tax	101,284	—
Net investment income after tax	12,891,074	9,168,689
Net realized and change in unrealized gains (losses) on investment transactions:	(805,159)	586,516
Net realized gain (loss) from:	38,391	—
Net realized and change in unrealized appreciation and depreciation on investments	(843,550)	586,516
Net increase in net assets resulting from operations	$12,085,915	$9,755,205

Investment Income

During the year ended December 31, 2025, the Fund’s investment income was comprised of $29,638,448 of interest income, which includes $913,022 from the net amortization of premium and accretion of discounts, $215,654 of payment-in-kind interest, and $189,523 of dividend income.

During the year ended December 31, 2024, the Fund’s investment income was comprised of $21,093,844 of interest income, which includes $682,869 from the net amortization of premium and accretion of discounts, $280,880 of payment-in-kind interest, and $198,950 of dividend income.

Operating Expenses

The composition of the Fund’s operating expenses for the year ended December 31, 2025 and December 31, 2024 were as follows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Interest and borrowing expenses	$12,634,020	$10,003,159
Organizational expense	—	851,735
Offering fee expense	534,442	1,048,958
Income-based incentive fee	1,530,768	619,135
Other expenses	372,350	411,689
Management fees	1,700,449	949,652
Professional fees	1,994,169	1,816,110
Directors' Fees	190,658	153,938
Trustees’ fees	41,512	18,530
Capital gain incentive fee	(73,315)	73,315
Administration and custodian fees	202,494	161,300
Transfer agent fees	26,111	14,460
Total expenses	19,153,658	16,121,981
Income tax expense, including excise tax	101,284	—
Total expenses	$19,254,942	$16,121,981

Total operating expenses for the year ended December 31, 2025, increased by approximately $3,031,677 compared to December 31, 2024. The increase in 2025 is attributable primarily to interest and borrowing expenses, higher base management fees and income-based incentive fees.

Interest and Borrowing Expenses

Interest and borrowing expenses include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Credit Facilities. Interest and borrowing expenses for the year ended December 31, 2025 was $12,634,020. The weighted average for the year ended December 31, 2025 was 6.44%.

Interest and borrowing expenses for the year ended December 31, 2024 was $10,003,159. The weighted average for the year ended December 31, 2024 was 8.69%.

Management Fee

The gross management fee expenses for the year ended December 31, 2025 was $1,700,449. For the year ended December 31, 2024 the gross management fee expenses was $949,652.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the year ended December 31, 2025, the Fund had $805,159 in net change in unrealized depreciation on $339,286,700 of investments in 133 portfolio companies. Net change in unrealized depreciation for the year ended December 31, 2025, resulted from a portfolio decline due to a decline in loan market secondary prices, widening primary issue credit spreads and the underperformance of certain portfolio company investments. The unrealized depreciation was partially offset by unrealized appreciation on certain debt and equity positions due to company performance or expectation of near-term repayment at par.

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

Net Increase (Decrease) in Net Assets Resulting from Operations

For the year ended December 31, 2025, the net increase in net assets resulting from operations was $12,085,915. Based on the weighted average shares outstanding for the year ended December 31, 2025, the Fund’s per share net increase (decrease) in net assets resulting from operations was $2.25.

For the year ended December 31, 2024, the net increase in net assets resulting from operations was $9,755,205. Based on the weighted average shares outstanding for the year ended December 31, 2024, the Fund’s per share net increase (decrease) in net assets resulting from operations was $2.20.

Cash Flows

For the year ended December 31, 2025, cash decreased by $4,287,674. During the same period, the Fund used $48,057,233 in operating activities, primarily as a result of purchases of investments. During the year ended December 31, 2025, the Fund generated $43,769,559 from financing activities, primarily from borrowings on Notes, and issuance of Shares.

For the year ended December 31, 2024, cash increased by $11,736,791. During the same period, the Fund used $152,781,114 in operating activities, primarily as a result of purchases of investments. During the year ended December 31, 2024, the Fund generated $164,517,905 from financing activities, primarily from borrowings on Notes, and issuance of Shares.

Hedging

The Fund may enter into interest rate, foreign exchange, and/or other derivative arrangements to hedge against interest rate, currency, and/or other credit related risks through the use of futures, options and forward contracts. These hedging activities will be subject to the applicable legal and regulatory compliance requirements; however, there can be no assurance any hedging strategy employed will be successful. The Fund may also seek to borrow capital in local currency as a means to hedging non-U.S. dollar denominated investments. For the year ended December 31, 2025 and for the year ended December 31, 2024 the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

At December 31, 2025, and December 31, 2024 the Fund had $7,449,117 and $11,736,791 in cash and cash equivalents, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund intends to sell its shares on a continuous monthly basis at a per share price equal to the then-current NAV per share.

The Fund’s primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying AB-PCI (in its capacity as the Adviser and the Administrator) or AB High Yield), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Common Shares.

Cash and cash equivalents as of December 31, 2025, taken together with the Fund’s $163,500,000 undrawn amount on its Credit Facilities, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

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

As of December 31, 2025, the Fund has unfunded commitments to fund future investments in the amount of $47,959,669 and contractual obligations in the form of Credit Facilities of $181,500,000.

Equity Activity

The Fund can offer up to $1,000,000,000 of Common Shares in the Offering on a “best efforts” basis through AllianceBernstein Investments, Inc., the Managing Dealer, a registered broker-dealer.

During the year ended December 31, 2025, the Fund issued 1,841,321 Class I Shares for a total proceeds of $46,537,572.

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable for the year ended December 31, 2025:

Declaration Year	Class S Shares	Class D Shares	Class I shares
2025	-	-	12,949,374
2024	-	-	8,163,477

Reinvestment	Amount	Shares
2025	$808,058	31,956
2024	$34,347	1,370

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our shares of common stock during the year ended December 31, 2025:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Amount	Percentage	Amount	Percentage
Source of Distributions
Cash flows used in operating activities	$12,085,915	100%	$9,755,205	100%
Net gains from investment realizations	-	0%	-	0%
Indebtedness	-	0%	-	0%
Total sources of distributions	$12,085,915	100%	$9,755,205	100%

Year-to-date cash flows from operating activities	$12,085,915	100%	$9,755,192	100%

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

Under the share repurchase plan, to the extent the Fund offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased net of the Early Repurchase Deduction. The one-year holding period for the Early Repurchase Deduction is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders across all shares. For the year ended December 31, 2025 and December 31, 2024, there were no shares tendered.

Co-Investment Relief

The Fund may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the trustees who are not interested persons, and in some cases, the prior approval of the SEC. The Fund, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Fund to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Fund generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board makes the findings required by Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Fund and its shareholders and do not involve overreaching of the Fund or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Fund’s shareholders and its policy as recited in its filings with the SEC, and (3) the Fund's directors record in their minutes and preserve in their records a description of the transaction, their findings, the information or materials upon which their findings were based, and the basis for their findings. As a result of exemptive relief, there could be significant overlap in the Fund’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to the Fund’s.

Borrowings

Scotia Credit Facility

On May 2, 2024, the Fund entered into a Senior Secured Credit Agreement with The Bank of Nova Scotia, as the administrative agent, and the lenders party thereto from time to time (the “Scotia Credit Facility”). On September 15, 2025 (the “Scotia Credit Facility First Amendment Date”), the Scotia Credit Facility was amended to, among other things, extend the availability period and the maturity date. The following describes the terms of the Scotia Credit Facility as modified through the Scotia Credit Facility First Amendment Date.

The Scotia Credit Facility will be secured by certain of the Fund’s domestic subsidiaries in existence as of the Scotia Credit Facility First Amendment Date, and expect to be guaranteed by certain subsidiaries that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). Proceeds of the Scotia Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The Scotia Credit Facility provides for, in the aggregate, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $125,000,000, which is comprised of (a) a term loan in a principal amount of $25,000,000 and (b) subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $100,000,000 (the revolving credit facility increased from $75,000,000 to $100,000,000 on the Scotia Credit Facility First Amendment Date). Maximum capacity under the Scotia Credit Facility may be increased to $400,000,000 through the exercise by the Fund of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Scotia Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions, and includes a $30,000,000 sublimit for swingline loans.

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

The Fund may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Scotia Credit Facility in U.S. dollars will bear interest at either (i) term SOFR plus margin of either 1.950% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.825% per annum, or (ii) the alternate base rate plus a margin of either 0.950% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 0.825% per annum. The Fund may elect either the term SOFR or alternate base rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Fund’s option, subject to certain conditions. Amounts drawn under the Scotia Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin (including any applicable credit spread adjustment). Beginning on and after the Scotia Credit Facility First Amendment Date, the Fund will also pay a fee of 0.325% on daily undrawn amounts under the Scotia Credit Facility.

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

On February 24, 2025 (the "Amendment Date"), ABPLF entered into the first amendment (the “First ABPLF Credit Facility Amendment”) to the ABPLF Credit Facility. The First ABPLF Credit Facility Amendment, among other changes, (i) increased the ABPLF Credit Facility's maximum commitment for Class A-R Loans on a revolving basis from $100,000,000 to $110,000,000, and (ii) increased the ABPLF Credit Facility's maximum commitment for Class A-T Loans on a term basis from $100,000,000 to

$110,000,000.

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

As of December 31, 2025, and December 31, 2024, the Fund had an aggregate principal amount of $181,500,000 and $172,750,000, respectively, of borrowings under the Credit Facilities and had an asset coverage ratio of 190% and 167%, respectively.

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

The availability of observable inputs can vary depending on the financial instrument and is affected by a variety of factors. To the extent the valuation is based on models or inputs that are less observable, the determination of fair value requires more judgment. Our valuation methodology is approved by the Board, and the Board is responsible for the fair values determined. As markets change, new types of investments are made, or pricing for certain investments becomes more or less observable, management, with oversight from the Board, may refine our valuation methodologies to best reflect the fair value of our investments appropriately. As of December 31, 2025, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 208% of our total assets, as compared to 240% of our total assets as of December 31, 2024.

See “Note 2. Summary of Significant Accounting Policies” and “Note 5. Fair Value Measurement” in the notes to the consolidated financial statements included in this Year End Report on Form 10-K for more information on our valuation process.

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

U.S. Federal Income Taxes

The Fund has elected to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to U.S. federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its shareholders. The Fund intends to distribute sufficient dividends to maintain its RIC status each year and the Fund does not anticipate paying any material U.S. federal income taxes in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Fund is subject to financial market risks, including changes in interest rates. To the extent the Fund borrows to finance investments, its net investment income depends on the spread between the rate at which the Fund borrows and the rate at which it invests.

In connection with moderating inflation and changes in central bank policy, interest rates have declined from prior elevated levels and may continue to fall. Because the Fund’s investments are predominantly floating rate, changes in interest rates are expected to be reflected in interest income over time as reference rates reset. In a declining interest rate environment, we expect asset yields and interest income to decrease, , all else equal. Notably, the Fund’s portfolio financing is typically floating rate; therefore, we expect the Fund’s cost of financing also to decline as interest rates fall. Differences in the timing of rate resets on the Fund’s assets and its borrowings may result in temporary increases or decreases in net investment income. Also, contractual interest rate floors on assets may support asset yields in particularly low rate environments.

In declining rate environments, portfolio companies with floating rate debt are positioned to benefit from lower debt service obligations, which can reduce the risk of defaults and related credit losses for the Fund.

The Fund will primarily invest in illiquid debt securities of private companies. Because there is not expected to be a readily available market for many portfolio investments, the Fund expects to value a substantial portion of its portfolio at fair value, as determined in good faith by the Board in accordance with a documented valuation policy and consistently applied valuation process. Due to the inherent uncertainty in determining the fair value of illiquid investments, such valuations may differ materially from the values that would have been realized in an active market.

Although the Fund does not currently intend to make investments denominated in foreign currencies, to the extent it does, the Fund would be subject to risks associated with changes in currency exchange rates, including fluctuations in foreign exchange markets, the imposition of exchange controls, and potential secondary market illiquidity.

Assuming that the consolidated statement of assets and liabilities as of December 31, 2025, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 300 basis points	$(8,769,361)	$(5,445,000)	$(3,324,361)
Down 200 basis points	$(6,315,420)	$(3,630,000)	$(2,685,420)
Down 100 basis points	$(3,161,258)	$(1,815,000)	$(1,346,258)
Down 25 basis points	$(790,315)	$(453,750)	$(336,565)
Up 100 basis points	$3,161,258	$1,815,500	$1,345,758
Up 200 basis points	$6,322,517	$3,630,000	$2,692,517
Up 300 basis points	$9,483,775	$5,445,000	$4,038,775

The above outcomes are estimates based on models that use assumptions, and such assumptions may not hold true should any of the listed scenarios occur. The table should be read in conjunction with the “Forward-Looking Statements” section to this Annual Report.

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

Management's report on internal control over financial reporting

The Fund's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with participation of the Fund’s Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Fund’s evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the Fund’s internal control over financial reporting was effective as of December 31, 2025.

Changes in internal controls over financial reporting

There have been no changes in the Fund’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during the Fund’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Trustees, Executive Officers and Corporate Governance

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

Board Meetings and Attendance

During 2025, including both regularly scheduled and special meetings, the Board met a total of four times, the Audit Committee met a total of four times and the Nominating and Corporate Governance Committee met a total of three times. During 2025, none of the Fund’s Trustees attended fewer than 75% of the meetings of the Board. Additionally, in 2025, 100% of the members of the Audit Committee attended all of the meetings of such committee and 100% of the members of the Nominating and Corporate Governance Committee attended all of the meetings of such committee. During each meeting of the Audit Committee, the Audit Committee met privately with the Fund’s independent registered public accounting firm. All trustees are expected to attend at least 75% of the aggregate number of meetings of the Board and of the respective committees on which they serve. The Fund requires each trustee to make a diligent effort to attend all Board and committee meetings. The Fund does not have a formal policy regarding trustee attendance at an annual meeting of shareholders.

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

Each trustee will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualifies. Information regarding the Board is as follows:

Name of Trustee	Age	Class	Position	Director Since	Expiration of Term
Interested Trustees
J. Brent Humphries	58	Class I	President and Chief Executive Officer, Chairman and Trustee of AB Private Lending Fund President, AB Private Credit Investors LLC (Adviser)	2024	2028
Matthew Bass	47	Class II	Interested Trustee	2024	2026
Independent Trustees
John G. Jordan	55	Class II	Trustee	2024	2026
Richard S. Pontin	72	Class III	Trustee	2024	2027
Terry Sebastian	58	Class I	Trustee	2024	2028

The address for each of the Fund’s directors is c/o AB Private Lending Fund, 405 Colorado Street, Suite 1500, Austin, Texas 78701.

Executive Officers Who Are Not Trustees

Name	Age	Executive Officer Since	Position
Wesley Raper	47	2024	Chief Financial Officer
Jennifer Friedland	51	2024	Chief Compliance Officer

Biographical Information

Trustees

The Fund’s trustees have been divided into two groups – interested trustees and independent trustees. An interested trustee is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.

Interested Trustees

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

Independent Trustees

John G. Jordan, Trustee. Mr. Jordan has served as a trustee of AB CarVal Credit Opportunities Fund since 2023, and as a director of AB Private Credit Investors Corporation since 2016. Mr. Jordan is President and Board Member of All Tune Holding, LLC, an automotive service franchisor, a position he has held since 2025. He has been an Advisory Board Member of LBJ Family Partnership since 2021 and, since 2018, has served as a managing member of various closely held real estate and operating businesses. He served as a member of the Finance Committee of Texas Tribune, Inc. from 2019 to 2026 and as Chief Financial Officer of woombikes USA, LLC from 2019 to 2021. From 2000 to 2015 he was President and a member of the Board of Directors of BusinesSuites, LP, one of the largest regional coworking operators in North America. Mr. Jordan also served as the Treasurer and a member of the Board of Directors of Preferred Office Network, LLC from 2010 through 2015. Prior to 2000, Mr. Jordan held positions in finance and business development in financial services and technology firms. Mr. Jordan holds a B.B.A. and an M.B.A. from The University of Texas at Austin, where he was also a part-time lecturer in Entrepreneurial Finance from 2000 to 2006. Mr. Jordan was selected as one of our Independent Trustees because of his prior board experience and financial expertise.

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

The Nominating and Corporate Governance Committee is responsible for assisting the Board in carrying out its responsibilities with respect to governance of the Fund and the selection, nomination, evaluation and compensation of members of the Board in accordance with applicable laws, regulations and industry best practices. The Fund’s Nominating and Corporate Governance Committee may consider nominating an individual recommended by a shareholder for election as a director if such shareholder complies with the advance notice provisions of the Fund’s bylaws. Our bylaws provide that a shareholder who wishes to nominate a person for election as a Trustees at a meeting of shareholders must deliver written notice to our Corporate Secretary. This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act, and certain other information set forth in the bylaws. In order to be eligible to be a nominee for election as a Trustees by a shareholder, such potential nominee must deliver to our Corporate Secretary a written questionnaire providing the requested information about the background and qualifications of such person and a written representation and agreement that such person is not and will not become a party to any voting agreements, any agreement or understanding with any person with respect to any compensation or indemnification in connection with service on the Board, and would be in compliance with all of our publicly disclosed corporate governance, conflict of interest, confidentiality and share ownership and trading policies and guidelines. The Fund expects that the 2026 annual meeting of shareholders will be held in August 2026, but the exact date, time and location of such meeting have yet to be determined. Notices of intention to present proposals, including nomination of a director, at the 2026 annual meeting must be received by the Fund not earlier than the 150th day prior to the date of such annual meeting and not later than 5:00 p.m., Eastern Time, on the later of the 120th day prior to the date of such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made. The submission of a proposal does not guarantee its inclusion in the Fund’s proxy statement or presentation at the meeting unless certain securities law requirements are met. The Fund reserves the right to reject, rule out of order or take other appropriate action with respect to any proposal that does not comply with these and other applicable requirements. The Nominating and Corporate Governance Committee will consider and evaluate nominee candidates properly submitted by shareholders on the same basis as it considers and evaluates candidates recommended by other sources.

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

Compensation of Trustees

No compensation is expected to be paid to the Fund’s trustees who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. For fiscal year 2025, each independent trustee received an annual retainer of $66,750. In addition, the Chair of the Fund’s Audit Committee received an annual retainer of $5,000. The Fund has obtained trustees’ and officers’ liability insurance on behalf of its trustees and officers. We also reimburse each of the Trustees for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

The table below sets forth the compensation received by each trustee for the fiscal year ended December 31, 2025 from (i) the Fund and (ii) all of the companies in the Fund Complex. “Fund Complex” is defined to include business development companies and registered investment companies that hold themselves out to investors as related companies for purposes of investment and investor services, or business development companies and registered investment companies advised by the Adviser, or that have an investment adviser that is an affiliated person of any other fund in the fund complex. Therefore, the Fund Complex consists of the Fund, AB Private Credit Investors Corporation and AB CarVal Opportunistic Credit Fund. The Fund’s trustees do not receive any retirement benefits from the Fund or any other member of the Fund Complex.

Name of Trustee	Fees Earned or Paid in Cash by the Fund ($)	Total Compensation from the Fund ($)	Total Compensation from the Fund Complex ($)
Interested Trustees
J. Brent Humphries	$—	$—	$—
Matthew Bass	$—	$—	$—
Independent Trustees
John G. Jordan	$50,063	$66,750	$202,000
Richard S. Pontin	$53,813	$71,750	$204,000
Terry Sebastian	$50,063	$66,750	$190,000

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

Timing of Grants of Options The Fund did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2025. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of March 25, 2026, the beneficial ownership of each current trustee, the nominees for trustee, the Fund’s executive officers, each person known to the Fund to beneficially own 5.0% or more of the outstanding Shares, and the executive officers and trustees as a group.

The percentage ownership is based on 6,767,370 Shares outstanding as of March 25, 2026. As of such date, there were no Shares subject to warrants or other convertible securities outstanding. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To the Fund’s knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all Shares beneficially owned.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percent of Class
Interested Trustees
J. Brent Humphries	—	—
Matthew Bass	—	—
Executive Officers who are not Trustees
Wesley Raper	—	—
Jennifer Friedland	—	—
Independent Trustees
John G. Jordan		—
Richard S Pontin	—	—
Terry Sebastian		—
All Trustees and Executive Officers as a Group (7 persons) (1)
Owners of 5% or more of the Fund’s common stock
AXA Equitable Financial Services LLC (2)	4,400,000	65.02%

(1)
The address for all of the Fund’s officers and Trustees is AB Private Lending Fund, c/o AB Private Credit Investors LLC, 405 Colorado Street, Suite 1500, Austin, TX 78701.
(2)
Based upon the Schedule 13G/A filed by AXA Equitable Financial Services LLC (“Equitable Financial Services”) on November 14, 2025. Equitable Financial Services is an indirect wholly owned subsidiary of Equitable Holdings, Inc. The principal business office for Equitable Financial Services is located at 1345 Avenue of the Americas, New York, New York 10105.

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

The Fund may co-invest with investment funds, accounts and vehicles managed by the Adviser, where doing so is consistent with the Fund’s investment strategy as well as applicable law and SEC staff interpretations, as well as the exemptive order that the Fund and certain of its affiliates received from the SEC on February 4, 2026, which expands relief previously granted to the Fund on August 6, 2018, and which the Fund refers to as the “New Order.” Absent the New Order, the Fund’s ability to co-invest would have been more limited. The New Order expands the Fund’s ability to co-invest in portfolio companies with Affiliated Funds, in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the New Order. Pursuant to the New Order, the Fund is permitted to co-invest with Affiliated Funds if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Fund’s independent trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Fund and its shareholders and do not involve overreaching in respect of the Fund or its shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Fund’s shareholders and its policy as recited in its filings with the SEC. The Fund intends to co-invest with Affiliated Funds, subject to the conditions included in the New Order.

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

Co-investment Activity

The Fund may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the trustees who are not interested persons, and in some cases, the prior approval of the SEC. The Fund, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Fund to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Fund generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board makes certain conclusions in connection with certain co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Fund and its shareholders and do not involve overreaching of the Fund or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Fund’s shareholders and its policy as recited in its filings with the SEC, and, (3) the Fund's trustees record in their minutes and preserve in their records a description of the transaction, their findings, the information or materials upon which their findings were based, and the basis for their findings. As a result of exemptive relief, there could be significant overlap in the Fund’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to the Fund’s.

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

For information regarding the independence of the Fund’s trustees, see “Trustees, Executive Officers and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

The following table shows the audit fees and non-audit related fees accrued or paid to PricewaterhouseCoopers LLP (“PwC”) for professional services performed for the Fund’s fiscal years ended December 31, 2025 and December 31, 2024:

	Fiscal Year Ended December 31, 2025	Fiscal Year Ended December 31, 2024
Audit Fees	$270,000	$300,000
Audit Related Fees	$1,022,000	$1,022,000
Tax Fees	$—	-
All Other Fees	$—	-
Total Fees	$1,292,000	$1,322,000

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of the Fund’s financial statements, review of financial statements included in the Fund's Quarterly Reports on Form 10-Q, and services that are normally provided by PwC in connection with statutory and regulatory filings.

Audit Related Fees. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Fund’s financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. These fees are not borne by the Fund.

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

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Fund maintains an auditor independence policy that, among other things, mandates that the Audit Committee review, negotiate and approve in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permissible non-audit services for the Fund, and for permissible non-audit services for the Adviser and any affiliates thereof that provide services to the Fund, if such non-audit services are directly related to the operations or financial reporting of the Fund. All of the audit and non-audit services described above for which fees were incurred by the Fund for the fiscal year ended December 31, 2025 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

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
10.13

First Amendment to Credit Agreement, dated as of September 15, 2025, among AB Private Lending Fund, as borrower, the Bank of Nova Scotia, as administrative agent and, solely with respect to Section 5.11, as collateral agent and the lenders signatory thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01744) filed with the SEC on September 19, 2025)

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

Date: March 25, 2026		AB PRIVATE Lending Fund

	By:	/s/ J. Brent Humphries
J. Brent Humphries President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 25, 2026	By:	/s/ J. Brent Humphries
J. Brent Humphries
President, Chief Executive Officer, Chairman and Trustee (Principal Executive Officer)

Date: March 25, 2026	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 25, 2026	By:	/s/ Matthew Bass
Matthew Bass
Trustee

Date: March 25, 2026	By:	/s/ John G. Jordan
John G. Jordan
Trustee

Date: March 25, 2026	By:	/s/ Richard S. Pontin
Richard S. Pontin
Trustee

Date: March 25, 2026	By:	/s/ Terry Sebastian
Terry Sebastian
Trustee

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of AB Private Lending Fund

Opinion on the Financial Statements

We have audited the accompanying 2025 and 2024 consolidated financial statements of AB Private Lending Fund and its subsidiaries and the 2023 financial statements of AB Private Lending Fund (collectively referred to as the “Fund”), which comprise the statements of assets and liabilities, including the schedules of investments, as of December 31, 2025 and 2024, and the related statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2025 and for the period from June 8, 2023 (Inception) to December 31, 2023, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for each of the two years in the period ended December 31, 2025 and for the period from June 8, 2023 (Inception) to December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the custodian, agent banks, brokers, portfolio company investees, and transfer agent; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 25, 2026

We have served as the auditor of one or more investment companies in the AllianceBernstein business development companies group since 2016.

Item 1. Consolidated Financial Statements

AB Private Lending Fund

Consolidated Statements of Assets and Liabilities

	As of December 31, 2025	As of December 31, 2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $339,543,734 and $279,190,990, respectively)	$339,286,700	$279,777,506
Total investments, at fair value (amortized cost of $339,543,734 and $279,190,990, respectively)	339,286,700	279,777,506
Cash and cash equivalents	7,449,117	11,736,791
Deferred financing cost	898,887	1,361,338
Deferred offering cost	—	534,442
Interest receivable	1,463,198	943,796
Due to/from Feeder	21,248	—
Prepaid expenses	—	61,458
Receivable for investments sold	449	2,920
Receivable due from Adviser	1,707,910	—
Total assets	$350,827,509	$294,418,251
Liabilities
Term loan payable (net of debt issuance costs of $577,856 and $972,384, respectively)	$134,422,144	$124,027,616
Credit facility payable	46,500,000	47,750,000
Income Distribution payable	1,293,700
Interest and borrowing expenses payable	1,322,949	1,756,459
Professional fees payable	249,197	354,708
Management fees payable	2,650,101	949,652
Incentive fee payable	483,747	692,450
Payable to Adviser	—	148,778
Accrued expenses and other liabilities	30,005	47,250
Administrator and custodian fees payable	363,794	161,300
Payable for investments purchased	495,938	1,938,188
Transfer agent fees payable	7,687	14,460
Trustees’ fees payable	—	51,314
Total liabilities	$187,819,262	$177,892,175
Commitments and contingencies (see Note 6)
Net Assets
Common shares, par value $0.01 per share (unlimited shares authorized, 6,468,498 and 4,595,221 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively)	64,685	45,953
Paid-in capital in excess of par value	161,708,723	113,839,437
Distributable earnings (accumulated loss)	1,234,839	2,640,686
Total net assets	$163,008,247	$116,526,076
Total liabilities and net assets	$350,827,509	$294,418,251
Net asset value per share	$25.20	$25.36

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Statements of Operations

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the Period From June 8, 2023 (Inception), to December 31, 2023
Investment Income
From non-controlled/non-affiliated investments:
Interest income, net of amortization/accretion	$29,638,448	$21,093,844	$—
Payment-in-kind interest	215,654	280,880	—
Dividend income	189,523	198,950	—
Total investment income	30,043,625	21,573,674	—
Expenses:
Interest and borrowing expenses	12,634,020	10,003,159	—
Organizational expense	—	851,735	518,733
Offering costs	534,442	1,048,958	—
Income-based incentive fee	1,530,768	619,135	—
Other expenses	372,350	411,689	—
Management fees	1,700,449	949,652	—
Professional fees	1,994,169	1,816,110	—
Directors' fees	190,658	153,938	—
Trustees’ fees	41,512	18,530	—
Capital gains incentive fee	(73,315)	73,315	—
Administration and custodian fees	202,494	161,300	—
Transfer agent fees	26,111	14,460	—
Total expenses	19,153,658	16,121,981	518,733
Less: expenses reimbursed by the Adviser	(2,102,391)	(3,716,996)	(518,733)
Net expenses	17,051,267	12,404,985	—
Net investment income before taxes	12,992,358	9,168,689	—
Income tax expense, including excise tax	101,284	—	—
Net investment income after tax	12,891,074	9,168,689	—
Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	38,391	—	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(843,550)	586,516	—
Net realized and change in unrealized gains (losses) on investment transactions	(805,159)	586,516
Net increase in net assets resulting from operations	12,085,915	9,755,205	—
Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$2.40	$2.07	$—
Earnings per share (basic and diluted):	$2.25	2.20
Weighted average shares outstanding:	5,380,023	4,439,657	—

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Statements of Changes in Net Assets

	Common Units Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at January 1, 2025	$4,595,221	$45,953	$113,839,437	$2,640,686	$116,526,076
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	12,891,074	12,891,074
Net realized gain (loss) on investments	—	—	—	38,391	38,391
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(843,550)	(843,550)
Capital transactions:
Issuance of common shares	1,841,321	18,412	46,519,160	—	46,537,572
Issuance of common shares pursuant to distribution reinvestment plan	31,956	320	807,738	—	808,058
Redemption of common shares	—	—	—	—	—
Distributions to shareholders	—	—	—	(12,949,374)	(12,949,374)
Total increase (decrease) for the year ended December 31, 2025	1,873,277	18,732	47,326,898	(863,459)	46,482,171
Tax reclassification of stockholders’ equity in accordance with GAAP			542,388	(542,388)	-
Net assets at December 31, 2025	6,468,498	$64,685	$161,708,723	$1,234,839	$163,008,247
Distributions per share	—	—	—	2.41	2.41

Net assets at January 1, 2024	—	$—	$—	$—	$—
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	9,168,689	9,168,689
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	586,516	586,516
Capital transactions:
Issuance of common shares	4,594,251	45,943	114,864,057	—	114,910,000
Issuance of common shares pursuant to distribution reinvestment plan	1,370	14	34,334	—	34,348
Redemption of common shares	(400)	(4)	(9,996)	—	(10,000)
Distributions to shareholders	—	—	—	(8,163,477)	(8,163,477)
Total increase (decrease) for the year ended December 31, 2024	4,595,221	45,953	114,888,395	1,591,728	116,526,076
Tax reclassification of stockholders’ equity in accordance with GAAP			(1,048,958)	1,048,958
Net assets at December 31, 2024	4,595,221	$45,953	$113,839,437	$2,640,686	$116,526,076
Distributions per share	—	—	—	1.83	1.83

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Statements of Changes in Net Assets (Continued)

	Common Units Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at June 8, 2023 (Inception)	—	$—	$—	$—	$—
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	—	—
Net realized gain (loss) on investments				—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—
Capital transactions:
Issuance of common shares	—	—	—	—	—
Issuance of common shares pursuant to distribution reinvestment plan		—	—	—	—
Redemption of common shares	—	—	—	—	—
Distributions to shareholders				—	—
Total increase (decrease) for the period ended December 31, 2023	—	—	—	—	—
Net assets at December 31, 2023	—	$—	$—	$—	$—
Distributions declared per share	—	—	—	$—	—

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Statements of Cash Flows

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the Period from June 8, 2023 (Inception) to December 31, 2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$12,085,915	$9,755,205	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:			—
Purchases of investments	(137,210,025)	(192,545,571)	—
Proceeds from sales of investments and principal repayments	78,024,348	24,318,330	—
Payment-in-kind investments	(215,654)	(280,880)	—
Net realized (gain) loss on investments	(38,391)	—
Net change in unrealized (appreciation) depreciation on investments	843,550	(586,516)	—
Amortization of premium and accretion of discount, net	(913,022)	(682,869)	—
Amortization of debt issuance and deferred financing costs	1,527,376	1,085,844	—
Amortization of deferred offering costs	534,442	1,048,958	—
Increase or decrease in operating assets and liabilities:
(Increase) decrease in interest receivable	(519,402)	(943,796)	—
(Increase) decrease in due to/from feeder	(21,248)	—	—
(Increase) decrease in receivable for investments sold	2,471	(2,920)	—
(Increase) decrease in prepaid expenses	61,458	(61,458)	—
(Increase) decrease in receivable due from Adviser	(1,707,910)	518,733	(518,733)
Increase (decrease) in interest and borrowing expenses payable	(433,510)	1,756,459	—
Increase (decrease) in organization expense payable	—	(518,733)	518,733
Increase (decrease) in payable to Adviser	(148,778)	148,778	—
Increase (decrease) in incentive fee payable	(208,703)	692,450	—
Increase (decrease) in management fees payable	1,700,449	949,652	—
Increase (decrease) in professional fees payable	(105,511)	354,708	—
Increase (decrease) in trustees’ fees payable	(51,314)	51,314	—
Increase (decrease) in accrued expenses and other liabilities	(17,245)	47,250	—
Increase (decrease) in administrator and custodian fees payable	202,494	161,300	—
Increase (decrease) in transfer agent fees payable	(6,773)	14,460	—
(Increase) decrease in deferred offering cost	—	617,381	(617,381)
Increase (decrease) in offering cost payable	—	(617,381)	617,381
Increase (decrease) payable for investments purchased	(1,442,250)	1,938,188	—
Net cash provided by (used for) operating activities	(48,057,233)	(152,781,114)	—
Cash flows from financing activities
Issuance of common shares	46,537,572	4,910,000	—
Distributions paid	(10,847,616)	(8,129,129)	—
Redemption of common shares	—	(10,000)	—
Financing costs paid	(670,397)	(3,419,566)	—
Borrowings on credit facilities	93,000,000	86,750,000	—
Repayments of credit facilities	(94,250,000)	(39,000,000)	—
Proceeds on term loans	10,000,000	125,000,000	—
Offering costs paid	—	(1,583,400)	—
Net cash provided by (used for) financing activities	43,769,559	164,517,905	—
Net increase in (decrease) in cash	(4,287,674)	11,736,791	—
Cash and cash equivalents, beginning of period	11,736,791	—	—
Cash and cash equivalents, end of period	$7,449,117	$11,736,791	$—
Supplemental and non-cash financing activities
Cash paid during the period for interest	$11,614,175	$7,160,856	$—
Issuance of common shares in exchange for investments	$—	$110,000,000	$—
Issuance of common shares pursuant to distribution reinvestment plan	$808,058	$34,348	$—

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Investments at Fair Value — 208.14%								(1)(2)(3)(4)(12)
US Corporate Debt — 205.04%
1st Lien/Senior Secured Debt — 204.54%
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	8.81% (S + 5.00%; 0.75% Floor)	12/22/2027	135,499	132,825	135,499	(6)(15)
AAH Topco, LLC	Health Care Providers & Services	Term Loan	9.06% (S + 5.25%; 0.75% Floor)	12/22/2027	2,556,714	2,526,466	2,556,714	(15)
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.06% (S + 5.25%; 0.75% Floor)	12/22/2027	2,845,414	2,811,749	2,845,414	(15)
AAH Topco, LLC	Health Care Providers & Services	Revolver	— (S + 5.25%; 0.75% Floor)	12/22/2027	—	(3,084)	—	(6)(7)(15)
Admiral Buyer, Inc.	Financial Services	Delayed Draw Term Loan	8.77% (S + 5.00%; 0.75% Floor)	12/6/2029	52,015	51,471	52,015	(6)(15)
Admiral Buyer, Inc.	Financial Services	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	12/6/2029	201,049	199,349	200,044	(15)
Admiral Buyer, Inc.	Financial Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	12/6/2029	—	(155)	—	(6)(7)(15)
Admiral Buyer, Inc.	Financial Services	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	12/6/2029	3,955,040	3,910,939	3,935,265	(15)
Admiral Buyer, Inc.	Financial Services	Delayed Draw Term Loan	8.73% (S + 5.00%; 0.75% Floor)	12/6/2029	199,454	196,963	198,457	(15)
Admiral Buyer, Inc.	Financial Services	Revolver	— (S + 5.00%; 0.75% Floor)	12/6/2029	—	(5,039)	(2,438)	(6)(7)(15)
Ahead DB Holdings, LLC	IT Services	Term Loan	6.16% (S + 2.50%; 0.75% Floor)	2/1/2031	997,494	995,046	995,449	(10)(15)
Amercare Royal, LLC	Commercial Services & Supplies	Term Loan	8.71% (S + 5.00%; 1.00% Floor)	9/10/2030	1,000,598	992,128	985,589	(15)
Amercare Royal, LLC	Commercial Services & Supplies	Revolver	8.71% (S + 5.00%; 1.00% Floor)	9/10/2030	54,279	53,068	52,033	(6)(15)
Amercare Royal, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	9/10/2030	—	—	(2,321)	(6)(7)(15)
Amercare Royal, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	8.71% (S + 5.00%; 1.00% Floor)	9/10/2030	159,354	158,040	156,964	(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.02% (S + 5.25%; 0.75% Floor)	9/16/2027	1,093,791	1,083,181	1,093,791	(6)(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.02% (S + 5.25%; 1.00% Floor)	9/16/2027	802,825	794,037	802,825	(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	9/16/2027	2,101,389	2,078,263	2,101,389	(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Revolver	— (S + 5.25%; 1.00% Floor)	9/16/2027	—	(3,401)	—	(6)(7)(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.02% (S + 5.25%; 1.00% Floor)	9/16/2027	1,065,904	1,058,620	1,065,904	(15)
AppViewX, Inc.	Software	Term Loan	9.12% (S + 5.25%; 0.75% Floor)	12/24/2031	797,342	790,229	789,369	(15)
AppViewX, Inc.	Software	Revolver	— (S + 5.25%; 0.75% Floor)	12/24/2031	—	(854)	(997)	(6)(7)(15)
AppViewX, Inc.	Software	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/24/2031	—	—	—	(6)(15)
Aretec Group, Inc.	Financial Services	Term Loan	6.68% (S + 3.00%; 0.00% Floor)	8/9/2030	1,000,000	998,750	1,003,130	(10)(15)
ASCEND LEARNING, LLC	Professional Services	Term Loan	6.68% (S + 3.00%; 0.50% Floor)	12/11/2028	994,987	994,987	997,296	(10)(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
ASURION CORPORATION	Wireless Telecommunication Services	Term Loan	8.03% (S + 4.35%; 0.00% Floor)	8/19/2028	489,867	489,867	490,480	(10)(15)
Azurite Intermediate Holdings, Inc.	Software	Term Loan	9.71% (S + 6.00%; 0.75% Floor)	3/19/2031	919,753	908,365	915,154	(15)
Azurite Intermediate Holdings, Inc.	Software	Revolver	— (S + 6.50%; 0.75% Floor)	3/19/2031	-	(3,822)	(1,673)	(6)(7)(15)
Azurite Intermediate Holdings, Inc.	Software	Delayed Draw Term Loan	9.71% (S + 6.00%; 0.75% Floor)	3/19/2031	2,090,347	2,065,037	2,079,896	(15)
BHG Holdings, LLC	Health Care Providers & Services	Term Loan	9.34% (S + 5.50%; 0.75% Floor)	4/22/2032	1,846,322	1,816,324	1,832,474	(15)
BHG Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	4/22/2032	-	(4,183)	-	(6)(7)(15)
BHG Holdings, LLC	Health Care Providers & Services	Revolver	— (S + 5.25%; 0.75% Floor)	4/22/2032	-	(3,688)	(1,750)	(6)(7)(15)
Bonterra, LLC	Diversified Consumer Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	3/5/2032	818,111	810,642	816,066	(15)
Bonterra, LLC	Diversified Consumer Services	Delayed Draw Term Loan	8.68% (S + 4.75%; 0.75% Floor)	3/5/2032	88,889	88,101	88,667	(15)
Bonterra, LLC	Diversified Consumer Services	Revolver	8.43% (S + 4.75%; 0.75% Floor)	3/5/2032	13,333	12,521	13,111	(6)(15)
BOOTS GROUP BIDCO LTD	Personal Care Products	Term Loan	7.18% (S + 3.50%; 0.00% Floor)	8/30/2032	190,000	189,542	190,870	(10)(15)
BOXER PARENT COMPANY INC	Software	Term Loan	6.66% (S + 3.00%; 0.00% Floor)	7/30/2031	497,494	496,016	495,807	(10)(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	805,184	801,573	805,184	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	1,810,954	1,802,939	1,810,954	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	1,161,328	1,156,121	1,161,328	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	919,451	915,382	919,451	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	705,615	702,492	705,615	(15)
Brightspot Buyer, Inc.	Media	Term Loan	10.42% (S + 6.50%; 0.75% Floor)	11/16/2027	345,334	340,826	340,154	(15)
Brightspot Buyer, Inc.	Media	Term Loan	10.42% (S + 6.50%; 0.75% Floor)	11/16/2027	1,704,996	1,682,739	1,679,421	(15)
Brightspot Buyer, Inc.	Media	Revolver	— (S + 6.50%; 0.75% Floor)	11/16/2027	-	(2,448)	(3,025)	(6)(7)(15)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	6/30/2028	1,783,836	1,766,538	1,783,836	(15)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Revolver	8.42% (S + 4.75%; 0.75% Floor)	6/30/2028	46,094	43,946	46,094	(6)(15)
Businessolver.com, Inc.	Professional Services	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	12/3/2032	3,917,064	3,915,086	3,897,478	(15)
Businessolver.com, Inc.	Professional Services	Delayed Draw Term Loan	— (S + 4.50%; 0.75% Floor)	12/3/2032	-	(1,360)	(1,375)	(6)(7)(15)
Businessolver.com, Inc.	Professional Services	Revolver	— (S + 4.50%; 0.75% Floor)	12/3/2032	-	(1,212)	(1,226)	(6)(7)(15)
BV EMS Buyer, Inc.	Health Care Technology	Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	953,638	942,607	953,638	(15)
BV EMS Buyer, Inc.	Health Care Technology	Revolver	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	66,557	64,959	66,557	(6)(15)
BV EMS Buyer, Inc.	Health Care Technology	Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	191,170	189,259	191,170	(15)
BV EMS Buyer, Inc.	Health Care Technology	Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	1,274,121	1,259,308	1,274,121	(15)
BV EMS Buyer, Inc.	Health Care Technology	Delayed Draw Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	1,284,990	1,270,128	1,284,990	(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
CD+R HYDRA BUYER INC	Machinery	Term Loan	7.78% (S + 4.10%; 0.00% Floor)	3/25/2031	994,937	987,902	993,693	(10)(15)
Cerifi, LLC	Banks	Term Loan	9.56% (S + 5.75%; 1.00% Floor)	3/31/2028	2,566,499	2,510,046	2,515,169	(15)
Cerifi, LLC	Banks	Revolver	9.56% (S + 5.75%; 1.00% Floor)	4/1/2027	137,122	134,878	134,379	(15)
CHAMBERLAIN GROUP INC	Electrical Equipment	Term Loan	6.43% (S + 2.75%; 0.00% Floor)	9/8/2032	597,000	597,000	597,872	(10)(15)
CLYDESDALE ACQ HOLDINGS INC.	Containers & Packaging	Term Loan	6.86% (S + 3.17%; 0.50% Floor)	4/13/2029	1,000,000	1,001,000	1,000,170	(10)(15)
Contruent Intermediate Company	Construction & Engineering	Term Loan	9.50% (S + 5.75%; 0.75% Floor)	11/14/2031	3,228,442	3,180,772	3,180,015	(15)
Contruent Intermediate Company	Construction & Engineering	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	11/14/2031	-	-	-	(6)(15)
Contruent Intermediate Company	Construction & Engineering	Revolver	— (S + 5.25%; 0.75% Floor)	11/14/2031	-	(3,645)	(3,725)	(6)(7)(15)
Cotiviti, Inc.	Health Care Technology	Term Loan	6.43% (S + 2.75%; 0.00% Floor)	5/1/2031	997,475	970,044	956,748	(10)(15)
DA Blocker Corp.	Diversified Consumer Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor )	2/10/2032	705,882	699,498	700,588	(8)(15)
DA Blocker Corp.	Diversified Consumer Services	Revolver	— (S + 4.75%; 0.75% Floor)	2/10/2032	-	(650)	(551)	(6)(7)(8)(15)
DA Blocker Corp.	Diversified Consumer Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	2/10/2032	-	(967)	-	(6)(7)(8)(15)
Darktrace Finco US LLC	Software	Term Loan	6.91% (S + 3.25%; 0.00% Floor)	10/9/2031	997,487	992,500	1,000,520	(10)(15)
Datacor, Inc.	Chemicals	Term Loan	10.21% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/13/2029	5,580,915	5,577,276	5,580,915	(15)
Datacor, Inc.	Chemicals	Delayed Draw Term Loan	10.21% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/13/2029	1,398,379	1,398,379	1,398,379	(15)
Datacor, Inc.	Chemicals	Revolver	10.21% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/13/2029	87,068	87,068	87,068	(6)(15)
Deep Blue Operating I LLC	Oil, Gas & Consumable Fuels	Term Loan	6.43% (S + 2.75%; 0.00% Floor)	10/1/2032	610,000	608,475	611,397	(10)(15)
DeLorean Purchaser, Inc.	Health Care Technology	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	12/16/2031	863,043	851,566	858,728	(15)
DeLorean Purchaser, Inc.	Health Care Technology	Revolver	— (S + 4.75%; 0.75% Floor)	12/16/2031	-	(1,666)	(652)	(6)(7)(15)
DG Investment Intermediate Holdings 2, Inc.	Commercial Services & Supplies	Term Loan	7.43% (S + 3.75%; 0.00% Floor)	7/9/2032	510,000	510,000	510,000	(10)(15)
DIRECTV FINANCING LLC	Media	Term Loan	9.17% (S + 5.51%; 0.75% Floor)	8/2/2029	473,988	473,432	475,036	(10)(15)
DLRdmv, LLC	Automobiles	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	5/7/2032	866,680	858,600	862,346	(15)
DLRdmv, LLC	Automobiles	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	5/7/2032	-	(529)	-	(6)(7)(15)
DLRdmv, LLC	Automobiles	Revolver	— (S + 5.25%; 1.00% Floor)	5/7/2032	-	(1,056)	(581)	(6)(7)(15)
EET Buyer, Inc.	Construction & Engineering	Term Loan	8.59% (S + 4.75%; 0.75% Floor)	11/8/2027	1,332,713	1,328,916	1,322,718	(15)
EET Buyer, Inc.	Construction & Engineering	Term Loan	8.59% (S + 4.75%; 0.75% Floor)	11/8/2027	2,747,747	2,739,920	2,727,139	(15)
EET Buyer, Inc.	Construction & Engineering	Revolver	— (S + 5.00%; 0.75% Floor)	11/8/2027	-	(1,002)	(2,848)	(6)(7)(15)
Einstein Parent, Inc.	Software	Revolver	— (S + 6.50%; 0.75% Floor)	1/22/2031	-	(1,587)	(2,109)	(6)(7)(15)
Einstein Parent, Inc.	Software	Term Loan	10.35% (S + 6.50%; 0.75% Floor)	1/22/2031	906,250	890,112	885,859	(15)
EMBECTA CORP	Health Care Equipment & Supplies	Term Loan	6.68% (S + 3.00%; 0.50% Floor)	3/30/2029	430,382	429,231	430,829	(10)(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
EMRLD BORROWER LP	Electrical Equipment	Term Loan	5.82% (S + 2.25%; 0.00% Floor)	5/31/2030	417,900	416,929	418,715	(10)(15)
EMRLD BORROWER LP	Electrical Equipment	Term Loan	5.91% (S + 2.25%; 0.00% Floor)	8/4/2031	577,100	575,734	577,948	(10)(15)
Exterro, Inc.	Software	Revolver	— (S + 5.25%; 1.00% Floor)	6/1/2027	-	-	-	(6)(15)
Exterro, Inc.	Software	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	6/1/2027	2,170,566	2,152,537	2,170,566	(15)
Exterro, Inc.	Software	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	6/1/2027	-	(2,860)	-	(6)(7)(15)
Exterro, Inc.	Software	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	6/1/2027	3,621,126	3,621,126	3,621,126	(15)
FirstEnroll LLC	Insurance	Term Loan	8.46% (S + 4.75%; 1.00% Floor)	9/19/2031	6,174,554	6,084,700	6,112,809	(15)
FirstEnroll LLC	Insurance	Revolver	— (S + 4.75%; 1.00% Floor)	9/19/2031	-	(5,132)	(3,590)	(6)(7)(15)
Foundation Risk Partners, Corp.	Insurance	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	10/29/2030	4,075,738	4,075,738	4,075,738	(15)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	5.50% (S + 4.75%; 0.75% Floor)	10/29/2030	886,444	886,444	886,444	(15)
Foundation Risk Partners, Corp.	Insurance	Revolver	8.42% (S + 4.75%; 0.75% Floor)	10/29/2029	111,782	111,782	111,782	(6)(15)
Foundation Risk Partners, Corp.	Insurance	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	10/29/2030	87,206	87,206	87,206	(15)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	5.50% (S + 4.75%; 0.75% Floor)	10/29/2030	352,469	352,469	352,469	(15)
FULLSTEAM OPERATIONS, LLC	Diversified Consumer Services	Term Loan	9.11% (S + 5.25%; 0.75% Floor)	8/8/2031	4,589,741	4,546,083	4,555,318	(15)
FULLSTEAM OPERATIONS, LLC	Diversified Consumer Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	8/8/2031	-	(7,159)	(7,650)	(6)(7)(15)
FULLSTEAM OPERATIONS, LLC	Diversified Consumer Services	Revolver	— (S + 5.25%; 0.75% Floor)	8/8/2031	-	(4,768)	(3,825)	(6)(7)(15)
Fusion Holding, Corp.	Software	Term Loan	9.92% (S + 6.25%; 0.75% Floor)	9/14/2029	5,402,532	5,402,532	5,172,924	(15)
Fusion Holding, Corp.	Software	Revolver	2.% (S + 5.25%; 0.75% Floor)	9/15/2027	250,065	250,065	230,742	(6)(15)
Garnett Station Partners, LLC	Financial Services	Term Loan	9.18% (S + 5.50%; 2.00% Floor)	12/23/2031	1,655,330	1,626,361	1,626,361	(15)
Garnett Station Partners, LLC	Financial Services	Revolver	9.18% (S + 5.50%; 2.00% Floor)	12/23/2031	381,999	375,314	375,314	(15)
Greenhouse Software, Inc.	Professional Services	Term Loan	9.42% (S + 5.75%; 1.00% Floor)	9/1/2028	5,500,000	5,485,784	5,500,000	(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.42% (S + 5.75%; 0.75% Floor)	6/1/2029	279,568	271,354	271,581	(6)(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Term Loan	9.42% (S + 5.75%; 0.75% Floor)	6/1/2029	2,436,811	2,421,126	2,412,443	(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.42% (S + 5.75%; 0.75% Floor)	6/1/2029	3,063,189	3,043,565	3,032,557	(15)
GS AcquisitionCo, Inc.	Professional Services	Term Loan	8.92% (S + 5.25%; 1.00% Floor)	5/25/2028	782,965	780,727	777,093	(15)
GS AcquisitionCo, Inc.	Professional Services	Revolver	8.92% (S + 5.25%; 1.00% Floor)	5/25/2028	11,465	11,373	11,233	(6)(15)
GS AcquisitionCo, Inc.	Professional Services	Delayed Draw Term Loan	8.92% (S + 5.25%; 0.75% Floor)	5/25/2028	15,126	15,116	15,126	(6)(15)
GTCR EVEREST BORROWER LLC	Financial Services	Term Loan	6.43% (S + 2.75%; 0.00% Floor)	9/5/2031	358,200	357,777	359,393	(10)(15)
HIG Operations Holdings, INC	Insurance	Term Loan	8.21% (S + 4.50%; 1.00% Floor)	6/11/2031	4,856,815	4,856,815	4,856,815	(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
HireVue, Inc.	Professional Services	Term Loan	10.59% (S + 6.75%; 1.00% Floor)	5/3/2029	4,174,708	4,144,130	3,788,548	(15)
HireVue, Inc.	Professional Services	Revolver	10.56% (S + 6.75%; 1.00% Floor)	5/3/2029	540,811	537,041	490,786	(15)
HITRUST Services, LLC	Health Care Technology	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	3/15/2032	809,524	802,108	801,429	(15)
HITRUST Services, LLC	Health Care Technology	Revolver	— (S + 4.50%; 0.75% Floor)	3/14/2031	-	(1,655)	(1,905)	(6)(7)(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 5.75%; 1.00% Floor)	10/15/2027	-	(1,315)	-	(6)(7)(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Term Loan	9.57% (S + 5.75%; 1.00% Floor)	10/15/2027	1,040,670	1,040,670	1,040,670	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.57% (S + 5.75%; 1.00% Floor)	10/15/2027	656,472	656,472	656,472	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Revolver	11.50% (S + 5.75%; 1.00% Floor)	10/15/2027	14,643	14,643	14,643	(6)(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.57% (S + 5.75%; 1.00% Floor)	10/15/2027	979,499	977,316	979,499	(15)
Joink, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.00%; 1.00% Floor)	10/4/2030	-	(1,048)	(658)	(6)(7)(15)
Joink, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.71% (S + 5.00%; 1.00% Floor)	10/4/2030	562,254	552,775	557,140	(6)(15)
Joink, LLC	Diversified Telecommunication Services	Term Loan	8.71% (S + 5.00%; 1.00% Floor)	10/4/2030	1,231,096	1,215,641	1,221,863	(15)
Juniper Square, Inc.	Financial Services	Term Loan	8.53% (S + 4.75%; 0.75% Floor)	11/6/2031	5,405,405	5,351,351	5,351,351	(15)
Juniper Square, Inc.	Financial Services	Revolver	— (S + 4.75%; 0.75% Floor)	11/6/2031	-	(5,406)	(5,406)	(6)(7)(15)
Juniper Square, Inc.	Financial Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	11/6/2031	-	(12,162)	(12,162)	(6)(7)(15)
Juniper Square, Inc.	Financial Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	11/6/2031	-	-	-	(6)(15)
KPA Parent Holdings, Inc	Automobiles	Term Loan	8.21% (S + 4.50%; 0.75% Floor)	3/12/2032	804,598	797,441	804,598	(15)
KPA Parent Holdings, Inc	Automobiles	Delayed Draw Term Loan	— (S + 4.50%; 0.75% Floor)	3/12/2032	-	(511)	-	(6)(7)(15)
KPA Parent Holdings, Inc	Automobiles	Revolver	— (S + 4.50%; 0.75% Floor)	3/12/2032	-	(716)	-	(6)(7)(15)
Last Dance Intermediate I©, LLC	Diversified Telecommunication Services	Term Loan	8.96% (S + 5.25%; 0.75% Floor)	3/31/2031	661,017	652,065	659,364	(15)
Last Dance Intermediate I©, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.96% (S + 5.25%; 0.75% Floor)	3/31/2031	144,195	140,455	144,195	(6)(15)
Last Dance Intermediate I©, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.25%; 0.75% Floor)	3/31/2031	-	(1,521)	(343)	(6)(7)(15)
Last Dance Intermediate I©, LLC	Diversified Telecommunication Services	Term Loan	8.96% (S + 5.25%; 0.75% Floor)	3/31/2031	669,450	663,311	667,777	(15)
LeadVenture, Inc.	Automobile Components	Term Loan	8.92% (S + 4.75%; 0.75% Floor)	6/23/2032	4,306,873	4,245,753	4,306,873	(15)
LeadVenture, Inc.	Automobile Components	Delayed Draw Term Loan	8.92% (S + 4.75%; 0.75% Floor)	6/23/2032	270,717	263,122	270,717	(6)(15)
LeadVenture, Inc.	Automobile Components	Revolver	8.57% (S + 4.75%; 0.75% Floor)	6/23/2032	82,241	76,525	82,241	(6)(15)
Level Data, LLC	Software	Term Loan	9.32% (S + 5.50%; 0.75% Floor)	3/5/2031	1,009,161	999,854	999,069	(15)
Level Data, LLC	Software	Delayed Draw Term Loan	— (S + 5.50%; 0.75% Floor)	3/5/2031	-	(1,343)	(1,551)	(6)(7)(15)
Level Data, LLC	Software	Revolver	9.32% (S + 5.50%; 0.75% Floor)	3/5/2031	62,015	61,010	60,852	(6)(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
LIBERTY TIRE RECYCL HOLDCO LLC	Automobile Components	Term Loan	7.43% (S + 3.75%; 0.00% Floor)	10/28/2030	500,000	497,500	500,000	(10)(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	11/24/2031	411,765	408,143	408,676	(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	8.85% (S + 5.00%; 0.75% Floor)	11/24/2031	378,353	374,646	374,824	(6)(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Revolver	— (S + 5.00%; 0.75% Floor)	11/24/2031	-	(993)	(882)	(6)(7)(15)
Mastery Acquisition Corp.	Diversified Consumer Services	Term Loan	8.92% (S + 5.25%; 1.00% Floor)	9/7/2029	1,213,268	1,213,268	1,213,268	(15)
Mavenlink, Inc.	Professional Services	Term Loan	9.49% (S + 5.50%; 0.75% Floor)	6/1/2029	2,133,104	2,073,939	2,079,777	(15)
Mavenlink, Inc.	Professional Services	Revolver	9.36% (S + 5.50%; 0.75% Floor)	6/1/2029	170,894	167,111	164,139	(6)(15)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	8.92% (S + 5.00%; 1.00% Floor)	4/16/2027	51,617	51,278	51,488	(15)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	8.92% (S + 5.00%; 1.00% Floor)	4/16/2027	4,345,676	4,325,023	4,334,812	(15)
MediaLab Solutions, LLC	Health Care Technology	Term Loan	8.71% (S + 5.00%; 0.75% Floor)	8/11/2031	3,595,958	3,561,787	3,559,998	(15)
MediaLab Solutions, LLC	Health Care Technology	Revolver	— (S + 5.00%; 0.75% Floor)	8/11/2031	-	(3,302)	(3,528)	(6)(7)(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Term Loan	9.52% (S + 5.75%; 0.75% Floor)	9/30/2027	1,027,602	1,007,402	1,017,326	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Delayed Draw Term Loan	9.52% (S + 5.75%; 0.75% Floor)	9/30/2027	428,099	419,725	423,818	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Revolver	9.53% (S + 5.75%; 0.75% Floor)	9/30/2026	33,647	32,702	32,806	(6)(15)
Metropolis Technologies, Inc.	Commercial Services & Supplies	Term Loan	8.93% (S + 5.25%; 0.00% Floor)	11/3/2032	1,000,000	990,209	990,000	(10)(15)
Mist Holding Co.	Health Care Technology	Term Loan	8.92% (S + 5.25%; 0.75% Floor)	12/23/2030	485,909	481,698	485,909	(15)
Mist Holding Co.	Health Care Technology	Delayed Draw Term Loan	9.09% (S + 5.25%; 0.75% Floor)	12/23/2030	272,727	270,459	272,727	(15)
Mist Holding Co.	Health Care Technology	Revolver	8.93% (S + 5.25%; 0.75% Floor)	12/23/2030	30,303	29,253	30,303	(6)(15)
Mist Holding Co.	Health Care Technology	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/23/2030	-	(5,420)	-	(6)(7)(15)
MJH HEALTHCARE HOLDINGS LLC	Media	Term Loan	7.43% (S + 3.75%; 0.00% Floor)	12/18/2032	1,000,000	965,000	915,000	(10)(15)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Term Loan	9.58% (S + 5.75%; 1.00% Floor)	2/15/2029	3,698,327	3,686,121	3,698,327	(15)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Revolver	— (S + 6.25%; 1.00% Floor)	2/15/2029	-	(722)	-	(6)(7)(15)
Moon Buyer, Inc.	Software	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	4/21/2031	2,833,823	2,823,740	2,833,823	(15)
Moon Buyer, Inc.	Software	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	4/21/2031	261,667	260,739	261,667	(15)
MPH ACQUISITION HOLDINGS LLC	Financial Services	Term Loan	7.41% (S + 3.75%; 0.50% Floor)	12/31/2030	497,494	492,769	497,742	(10)(15)
Mr. Greens Intermediate, LLC	Food Products	Term Loan	9.70% (S + 5.75%; 1.00% Floor)	5/1/2031	2,021,919	2,021,919	2,021,919	(15)
Mr. Greens Intermediate, LLC	Food Products	Delayed Draw Term Loan	9.71% (S + 5.75%; 1.00% Floor)	5/1/2031	178,579	178,579	178,579	(6)(15)
Mr. Greens Intermediate, LLC	Food Products	Revolver	9.65% (S + 5.75%; 1.00% Floor)	5/1/2031	164,878	164,012	164,878	(6)(15)
Mr. Greens Intermediate, LLC	Food Products	Term Loan	9.70% (S + 5.75%; 1.00% Floor)	5/1/2031	331,156	326,523	331,156	(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	4/9/2029	1,588,099	1,565,370	1,564,277	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	4/9/2029	-	(2,981)	(3,340)	(6)(7)(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.49% (S + 5.50%; 1.00% Floor)	4/9/2029	3,285,579	3,238,165	3,236,296	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.31% (S + 5.50%; 1.00% Floor)	4/9/2029	256,663	252,965	252,813	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Revolver	9.31% (S + 5.50%; 1.00% Floor)	4/9/2029	180,023	172,641	171,890	(6)(15)
Nasuni Corporation	Software	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	9/10/2030	1,515,838	1,497,817	1,496,890	(15)
Nasuni Corporation	Software	Revolver	— (S + 5.00%; 0.75% Floor)	9/10/2030	-	(3,720)	(3,948)	(6)(7)(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	311,308	309,178	309,751	(15)
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	592,514	586,865	589,552	(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	1,648,813	1,637,491	1,640,569	(15)
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	754,891	749,726	751,116	(15)
Navigate360, LLC	Diversified Consumer Services	Revolver	— (S + 5.50%; 1.00% Floor)	3/17/2027	-	(1,667)	(1,300)	(6)(7)(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	566,034	562,162	563,204	(15)
NC Topco, LLC	Banks	Term Loan	8.21% (S + 4.50%; 0.75% Floor)	9/1/2031	1,364,721	1,350,026	1,364,721	(15)
NC Topco, LLC	Banks	Revolver	— (S + 4.50%; 0.75% Floor)	9/1/2031	-	(1,265)	-	(6)(7)(15)
NC Topco, LLC	Banks	Delayed Draw Term Loan	— (S + 2.50%; 0.75% Floor)	8/29/2031	-	(1,575)	-	(6)(7)(15)
Nexus Buyer LLC	Financial Services	Term Loan	7.18% (S + 3.50%; 0.00% Floor)	7/31/2031	498,744	495,938	491,317	(10)(15)
NMI Acquisitionco, Inc.	Financial Services	Term Loan	8.31% (S + 4.50%; 0.75% Floor)	9/6/2028	2,384,896	2,336,881	2,367,009	(15)
NMI Acquisitionco, Inc.	Financial Services	Revolver	— (S + 4.50%; 0.75% Floor)	9/6/2028	-	(3,682)	(1,480)	(6)(7)(15)
NMI Acquisitionco, Inc.	Financial Services	Term Loan	8.31% (S + 4.50%; 0.75% Floor)	9/6/2028	356,130	348,960	353,459	(15)
NMI Acquisitionco, Inc.	Financial Services	Term Loan	8.31% (S + 4.50%; 0.75% Floor)	9/6/2028	96,714	94,767	95,988	(15)
NMI Acquisitionco, Inc.	Financial Services	Term Loan	8.31% (S + 4.50%; 0.75% Floor)	9/6/2028	1,288,851	1,262,903	1,279,185	(15)
NMI Acquisitionco, Inc.	Financial Services	Delayed Draw Term Loan	8.31% (S + 4.50%; 0.75% Floor)	9/6/2028	1,272,859	1,247,375	1,263,313	(15)
OLYMPUS WATER US HOLDING CORP	Chemicals	Term Loan	6.93% (S + 3.25%; 0.00% Floor)	11/3/2032	500,000	498,776	496,565	(10)(15)
ONEDIGITAL BORROWER LLC	Insurance	Term Loan	6.68% (S + 3.00%; 0.50% Floor)	7/2/2031	497,475	497,475	498,107	(10)(15)
OPOC Acquisition, LLC	Insurance	Revolver	— (S + 5.00%; 1.00% Floor)	12/20/2030	-	(906)	(699)	(6)(7)(15)
OPOC Acquisition, LLC	Insurance	Delayed Draw Term Loan	8.87% (S + 5.00%; 1.00% Floor)	12/20/2030	20,979	19,759	20,542	(6)(15)
OPOC Acquisition, LLC	Insurance	Term Loan	8.98% (S + 5.00%; 1.00% Floor)	12/20/2030	749,580	739,648	742,085	(15)
Orbit Private Holdings I Ltd	Financial Services	Term Loan	7.43% (S + 3.75%; 0.50% Floor)	12/10/2031	861,022	856,717	863,984	(10)(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Pace Health Companies, LLC	Health Care Providers & Services	Term Loan	9.07% (S + 5.25%; 1.00% Floor)	8/2/2027	2,753,287	2,753,287	2,753,287	(15)
Pace Health Companies, LLC	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	8/2/2027	-	(6,333)	-	(6)(7)(15)
Pamlico Avant Holdings, L.P.	Diversified Telecommunication Services	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	12/31/2032	7,093,586	7,022,671	7,022,650	(15)
Pamlico Avant Holdings, L.P.	Diversified Telecommunication Services	Revolver	8.17% (S + 4.50%; 0.75% Floor)	12/31/2032	95,946	86,351	86,351	(6)(15)
Patriot Acquireco L.L.C.	Hotels, Restaurants & Leisure	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	9/7/2032	6,287,605	6,226,926	6,224,729	(15)
Patriot Acquireco L.L.C.	Hotels, Restaurants & Leisure	Revolver	8.17% (S + 4.50%; 0.75% Floor)	9/3/2032	126,067	120,043	119,764	(6)(15)
PHOENIX AVIATION CAPITAL LLC	Aerospace & Defense	Term Loan	6.93% (S + 3.25%; 0.00% Floor)	11/5/2032	500,000	495,000	494,690	(10)(15)
PHRG INTERMEDIATE LLC	Diversified Consumer Services	Term Loan	7.57% (S + 4.00%; 0.00% Floor)	2/20/2032	497,500	495,013	493,769	(10)(15)
Ping Identity Holding Corp.	Software	Term Loan	6.43% (S + 2.75%; 0.00% Floor)	11/15/2032	1,000,000	997,500	1,001,250	(10)(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.66% (S + 5.75%; 1.00% Floor)	1/4/2027	914,009	914,009	893,443	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.66% (S + 5.75%; 1.00% Floor)	1/4/2027	69,611	69,611	68,045	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.57% (S + 5.75%; 1.00% Floor)	1/4/2027	76,880	76,880	75,150	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.57% (S + 5.75%; 1.00% Floor)	1/4/2027	36,948	36,948	36,117	(15)
Priority OnDemand Midco 2, L.P.	Health Care Equipment & Supplies	Term Loan	9.13% (S + 5.25%; 1.00% Floor)	7/17/2028	3,146,968	3,146,968	3,146,968	(15)
Priority OnDemand Midco 2, L.P.	Health Care Equipment & Supplies	Delayed Draw Term Loan	9.13% (S + 5.25%; 1.00% Floor)	7/17/2028	74,824	74,679	74,824	(6)(15)
Prism Bidco, Inc.	Health Care Technology	Term Loan	8.68% (S + 5.00%; 0.00% Floor)	10/15/2032	360,000	342,000	346,500	(10)(15)
Quest Analytics Inc.	Health Care Technology	Term Loan	8.11% (S + 4.25%; 0.50% Floor)	11/10/2032	6,164,609	6,133,786	6,133,786	(15)
Quest Analytics Inc.	Health Care Technology	Delayed Draw Term Loan	— (S + 4.25%; 0.50% Floor)	11/10/2032	-	(6,849)	(6,849)	(6)(7)(15)
Quest Analytics Inc.	Health Care Technology	Revolver	— (S + 4.25%; 0.50% Floor)	11/10/2032	-	(5,479)	(5,479)	(6)(7)(15)
QUIDELORTHO CORP	Health Care Equipment & Supplies	Term Loan	7.68% (S + 4.00%; 0.00% Floor)	8/20/2032	498,750	489,206	498,127	(10)(15)
Quirch Foods Holdings, LLC	Food Products	Term Loan	10.34% (S + 6.50%; 1.00% Floor)	11/12/2030	4,347,242	4,303,770	4,303,770	(15)
Quirch Foods Holdings, LLC	Food Products	Delayed Draw Term Loan	— (S + 6.50%; 1.00% Floor)	11/12/2030	-	(2,221)	(2,249)	(6)(7)(15)
Ranger Buyer, Inc.	Commercial Services & Supplies	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/20/2028	5,401,786	5,364,673	5,401,786	(15)
Ranger Buyer, Inc.	Commercial Services & Supplies	Revolver	— (S + 4.75%; 0.75% Floor)	11/18/2027	-	(1,945)	-	(6)(7)(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Term Loan	9.17% (S + 5.50%; 1.00% Floor)	6/20/2028	2,234,243	2,227,633	2,234,243	(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.17% (S + 5.50%; 1.00% Floor)	6/19/2028	1,953,552	1,947,959	1,953,552	(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.17% (S + 5.50%; 1.00% Floor)	6/19/2028	1,213,865	1,210,296	1,213,865	(15)
REP TEC Intermediate Holdings, Inc.	Professional Services	Term Loan	8.42% (S + 4.75%; 1.00% Floor)	5/30/2031	5,403,755	5,403,755	5,390,245	(15)
REP TEC Intermediate Holdings, Inc.	Professional Services	Revolver	— (S + 4.75%; 1.00% Floor)	5/30/2031	-	-	(242)	(6)(7)(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Ridge Trail US Bidco, Inc.	Capital Markets	Term Loan	8.37% (S + 4.50%; 0.75% Floor)	9/30/2031	771,018	761,026	771,018	(8)(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	9/30/2031	-	(1,654)	-	(6)(7)(8)(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Revolver	8.37% (S + 4.50%; 0.75% Floor)	3/30/2031	24,170	23,073	24,170	(6)(8)(15)
RYAN LLC	Professional Services	Term Loan	7.18% (S + 3.50%; 0.00% Floor)	1/28/2029	500,000	497,500	492,915	(10)(15)
Saab Purchaser, Inc.	Banks	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/12/2031	707,420	701,203	707,420	(15)
Saab Purchaser, Inc.	Banks	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/12/2031	191,011	189,405	191,011	(15)
Saab Purchaser, Inc.	Banks	Revolver	— (S + 4.75%; 0.75% Floor)	11/12/2031	-	(3,745)	-	(6)(7)(15)
Saab Purchaser, Inc.	Banks	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/12/2031	2,384,615	2,361,603	2,384,615	(15)
Saab Purchaser, Inc.	Banks	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	11/12/2031	-	(11,026)	-	(6)(7)(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	87,670	86,383	87,670	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	4,359,678	4,359,678	4,359,678	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Delayed Draw Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	1,042,941	1,042,941	1,042,941	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Revolver	8.20% (S + 4.50%; 1.00% Floor)	9/15/2028	101,602	101,461	101,602	(6)(15)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	8.72% (S + 5.00%; 0.75% Floor)	8/18/2032	7,092,936	7,023,025	7,022,006	(15)
Salisbury House, LLC	Diversified Consumer Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	8/18/2032	-	(6,768)	-	(6)(7)(15)
Salisbury House, LLC	Diversified Consumer Services	Revolver	8.71% (S + 5.00%; 0.75% Floor)	8/18/2032	142,620	133,603	133,112	(6)(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.39% (S + 5.50%; 1.00% Floor)	6/28/2028	146,241	146,241	146,241	(6)(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Term Loan	9.27% (S + 5.50%; 1.00% Floor)	6/28/2028	1,779,226	1,779,226	1,543,479	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.27% (S + 5.50%; 1.00% Floor)	6/28/2028	355,243	353,895	308,174	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Revolver	9.27% (S + 5.50%; 1.00% Floor)	6/28/2028	322,658	322,658	279,906	(15)
Sauce Labs Inc	Software	Revolver	— (S + 5.50%; 1.00% Floor)	8/16/2027	-	(4,979)	(13,757)	(6)(7)(15)
Sauce Labs Inc	Software	Delayed Draw Term Loan	9.94% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	761,819	753,663	740,869	(15)
Sauce Labs Inc	Software	Term Loan	9.94% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	2,928,407	2,893,819	2,847,876	(15)
Sauce Labs Inc	Software	Delayed Draw Term Loan	9.94% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	322,875	321,049	313,996	(15)
Second Nature Brands, Inc.	Real Estate Management & Development	Term Loan	10.10% (S + 6.00%; 1.00% Floor)	2/6/2031	800,375	789,632	794,372	(15)
Second Nature Brands, Inc.	Real Estate Management & Development	Revolver	— (S + 6.00%; 1.00% Floor)	2/6/2031	-	(1,140)	(667)	(6)(7)(15)
Serrano Parent, LLC	Software	Term Loan	10.36% (S + 6.50%; 1.00% Floor)	5/13/2030	5,500,000	5,413,496	5,252,500	(15)
Serrano Parent, LLC	Software	Revolver	— (S + 6.50%; 1.00% Floor)	5/13/2030	-	(7,882)	(24,345)	(6)(7)(15)
Slipstream IT, LLC	Software	Term Loan	8.21% (S + 4.50%; 0.75% Floor)	8/1/2031	3,104,424	3,075,048	3,073,380	(15)
Slipstream IT, LLC	Software	Delayed Draw Term Loan	— (S + 4.50%; 0.75% Floor)	8/1/2031	-	(2,419)	(2,594)	(6)(7)(15)
Slipstream IT, LLC	Software	Revolver	— (S + 4.50%; 0.75% Floor)	8/1/2031	-	(4,834)	(5,187)	(6)(7)(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Soladoc, LLC	Health Care Equipment & Supplies	Term Loan	8.76% (S + 5.00%; 0.75% Floor)	6/12/2028	2,304,698	2,248,755	2,258,604	(15)
Soladoc, LLC	Health Care Equipment & Supplies	Revolver	— (S + 5.00%; 0.75% Floor)	6/12/2028	-	(5,195)	(4,610)	(6)(7)(15)
Synechron, Inc.	IT Services	Term Loan	7.41% (S + 3.75%; 0.00% Floor)	10/3/2031	498,744	492,709	495,003	(10)(15)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Term Loan	8.17% (S + 4.75%; 0.75% Floor)	2/2/2032	2,287,927	2,267,295	2,282,207	(15)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	2/2/2032	525,229	519,273	525,229	(6)(15)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Revolver	8.40% (S + 4.75%; 0.75% Floor)	2/2/2032	47,748	45,148	47,002	(6)(15)
Telcor Buyer, Inc.	Health Care Technology	Term Loan	8.06% (S + 4.25%; 1.00% Floor)	8/20/2027	2,596,300	2,592,839	2,596,300	(15)
Telcor Buyer, Inc.	Health Care Technology	Revolver	— (S + 4.25%; 1.00% Floor)	8/20/2027	-	(141)	-	(6)(7)(15)
Telesoft Holdings, LLC	Diversified Telecommunication Services	Term Loan	9.56% (S + 5.75%; 1.00% Floor)	12/16/2026	1,400,973	1,400,992	1,397,471	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	9.99% (S + 6.00%; 1.00% Floor)	12/31/2026	957,467	957,467	957,467	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.99% (S + 6.00%; 1.00% Floor)	12/31/2026	225,773	225,346	225,773	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.99% (S + 6.00%; 1.00% Floor)	12/31/2026	363,625	362,937	363,625	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.97% (S + 6.00%; 1.00% Floor)	12/31/2026	401,167	400,409	401,167	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	10.02% (S + 6.00%; 1.00% Floor)	12/31/2026	752,538	752,538	752,538	(15)
TKO WORLDWIDE HOLDINGS LLC.	Entertainment	Term Loan	5.66% (S + 2.00%; 0.00% Floor)	11/21/2031	497,500	496,312	499,500	(10)(15)
TMA Buyer LLC	Software	Term Loan	8.82% (S + 5.00%; 0.75% Floor)	4/30/2031	1,656,708	1,641,586	1,640,141	(15)
TMA Buyer LLC	Software	Delayed Draw Term Loan	8.82% (S + 5.00%; 0.75% Floor)	4/30/2031	435,517	431,586	433,340	(15)
TMA Buyer LLC	Software	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	4/30/2031	-	-	-	(6)(15)
TMA Buyer LLC	Software	Revolver	— (S + 5.00%; 0.75% Floor)	4/30/2031	-	(1,551)	(1,742)	(6)(7)(15)
Towerco IV Holdings, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	7.58% (S + 3.75%; 1.00% Floor)	8/31/2028	6,267,225	6,267,225	6,267,225	(6)(15)
UFS, LLC	Banks	Term Loan	8.50% (S + 4.75%; 0.75% Floor)	10/14/2031	5,436,143	5,383,323	5,381,781	(15)
UFS, LLC	Banks	Revolver	8.50% (S + 4.75%; 0.75% Floor)	10/14/2031	86,288	82,934	82,836	(6)(15)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	722,509	719,020	722,509	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	85,879	85,464	85,879	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	180,967	180,093	180,967	(15)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	38,657	38,928	38,657	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2027	122,565	121,973	122,565	(15)
Ungerboeck Systems International, LLC	Leisure Products	Revolver	— (S + 5.25%; 1.00% Floor)	4/30/2029	-	(78)	-	(6)(7)(15)
UNIVISION COMMUNICATIONS INC.	Media	Term Loan	7.30% (S + 3.61%; 0.50% Floor)	1/31/2029	489,994	488,105	488,308	(10)(15)
Unlimited Technology Holdings, LLC	Health Care Technology	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	3/12/2032	877,941	873,930	877,941	(15)
Unlimited Technology Holdings, LLC	Health Care Technology	Revolver	— (S + 4.50%; 0.75% Floor)	3/12/2032	-	(522)	-	(6)(7)(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Vectra AI, Inc.	Software	Revolver	— (S + 5.25%; 1.00% Floor)	3/2/2028	-	(920)	(1,414)	(6)(7)(15)
Vectra AI, Inc.	Software	Term Loan	9.20% (S + 5.25%; 1.00% Floor)	3/2/2028	2,770,990	2,741,476	2,743,280	(15)
Vectra AI, Inc.	Software	Delayed Draw Term Loan	9.20% (S + 5.25%; 1.00% Floor)	3/2/2028	534,780	526,802	525,899	(6)(15)
Vehlo Purchaser, LLC	Automobiles	Term Loan	9.22% (S + 5.50%; 0.75% Floor)	5/24/2028	460,379	456,934	460,379	(15)
Vehlo Purchaser, LLC	Automobiles	Term Loan	8.96% (S + 5.50%; 0.75% Floor)	5/24/2028	4,285,714	4,258,285	4,285,714	(15)
Vehlo Purchaser, LLC	Automobiles	Delayed Draw Term Loan	9.21% (S + 5.50%; 0.75% Floor)	5/24/2028	1,190,476	1,182,897	1,190,476	(15)
Vehlo Purchaser, LLC	Automobiles	Revolver	— (S + 5.50%; 0.75% Floor)	5/24/2028	-	(3,857)	-	(6)(7)(15)
Velocity Holdco III Inc.	Commercial Services & Supplies	Term Loan	9.42% (S + 5.50%; 1.00% Floor)	5/31/2029	4,425,365	4,425,365	4,425,365	(15)
Veracross LLC	Diversified Consumer Services	Delayed Draw Term Loan	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	270,673	270,673	270,673	(6)(15)
Veracross LLC	Diversified Consumer Services	Term Loan	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	5,207,834	5,162,986	5,207,834	(15)
Veracross LLC	Diversified Consumer Services	Delayed Draw Term Loan	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	645,835	640,320	645,835	(15)
Veracross LLC	Diversified Consumer Services	Revolver	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	81,756	78,498	81,756	(6)(15)
VESTIS CORPORATION	Commercial Services & Supplies	Term Loan	5.91% (S + 2.25%; 0.00% Floor)	2/22/2031	1,000,000	952,614	912,500	(10)(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Term Loan	9.17% (S + 5.50%; 0.75% Floor)	3/21/2031	1,723,847	1,702,660	1,715,228	(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.17% (S + 5.50%; 0.75% Floor)	3/21/2031	1,723,847	1,703,798	1,715,228	(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.50%; 0.75% Floor)	3/21/2030	-	(4,660)	(2,155)	(6)(7)(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.17% (S + 5.50%; 0.75% Floor)	3/21/2031	110,000	105,132	110,000	(6)(15)
VS Buyer, LLC	Software	Term Loan	5.91% (S + 2.25%; 0.00% Floor)	4/12/2031	498,750	493,763	499,997	(10)(15)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	8.36% (S + 4.50%; 1.00% Floor)	10/2/2028	104,894	104,220	104,894	(6)(15)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	— (S + 4.50%; 1.00% Floor)	10/2/2028	-	(687)	-	(6)(7)(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	8.48% (S + 4.50%; 1.00% Floor)	10/2/2028	2,351,713	2,351,713	2,351,713	(15)
Wealth Enhancement Group, LLC	Financial Services	Revolver	— (S + 4.50%; 1.00% Floor)	10/2/2028	-	(28)	-	(6)(7)(15)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	8.48% (S + 4.50%; 1.00% Floor)	10/2/2028	520,860	520,860	520,860	(15)
Zendesk, Inc.	Software	Delayed Draw Term Loan	8.68% (S + 5.00%; 0.75% Floor)	11/22/2028	790,158	784,963	790,158	(15)
Zendesk, Inc.	Software	Revolver	— (S + 5.00%; 0.75% Floor)	11/22/2028	-	-	-	(6)(15)
Zendesk, Inc.	Software	Term Loan	8.68% (S + 5.00%; 0.75% Floor)	11/22/2028	4,900,557	4,900,557	4,900,557	(15)
Zendesk, Inc.	Software	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/22/2028	-	(4,147)	-	(6)(7)(15)
Total U.S. 1st Lien/Senior Secured Debt						333,836,592	333,424,031

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
2nd Lien/Junior Secured Debt — 0.50%
Symplr Software, Inc.	Health Care Technology	Term Loan	11.81% (S + 7.87%; 0.75% Floor)	12/22/2028	988,342	926,748	812,911	(15)
Total U.S. 2nd Lien/Junior Secured Debt						926,748	812,911
Total U.S Corporate Debt						334,763,340	334,236,942

UK Corporate Debt — 0.56%
UK 1st Lien/Senior Secured Debt — 0.56%
Labvantage Systems Limited	Pharmaceuticals	Term Loan	9.10% (S + 5.25%; 1.00% Floor)	12/23/2030	917,271	902,759	910,392	(8)(15)
Labvantage Solutions Inc.	Pharmaceuticals	Revolver	— (S + 5.25%; 1.00% Floor)	12/23/2030	-	(1,122)	(533)	(6)(7)(8)(15)
Total UK 1st Lien/Senior Secured Debt						901,637	909,859
Total UK Corporate Debt						901,637	909,859

Canadian Corporate Debt — 0.85%
Canadian 1st Lien/Senior Secured Debt — 0.85%
RevauAdvanced Underwriting Inc.	Insurance	Term Loan	8.46% (S + 4.75%; 0.75% Floor)	5/10/2032	1,389,287	1,376,374	1,375,395	(8)(15)
RevauAdvanced Underwriting Inc.	Insurance	Delayed Draw Term Loan	8.46% (S + 4.75%; 0.75% Floor)	5/10/2032	12,133	9,308	9,085	(6)(8)(15)
Total Canada 1st Lien/Senior Secured Debt						1,385,682	1,384,480
Total Canadian Corporate Debt						1,385,682	1,384,480

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Class/Series	Shares	Cost	Fair Value	Tickmarks
U.S. Investment Companies — 1.69%
AB EQUITY INVESTORS, L.P.	LP Interests	2,493,075	2,493,075	2,755,419	(8)(11)(16)
Total U.S. Investment Companies			2,493,075	2,755,419

Total Investments — 208.14%			339,543,734	339,286,700

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Yield	Shares	Cost	Fair value	Tickmarks
Cash Equivalents — 2.86%
US BANK MMDA GCTS	3.73%	4,663,819	4,663,819	4,663,819	(9)(13)(14)
Total Cash Equivalents			4,663,819	4,663,819

Cash — 1.71%
US Dollar		2,785,298	2,785,298	2,785,298	(13)
Total Cash			2,785,298	2,785,298
TOTAL CASH AND CASH EQUIVALENTS			7,449,117	7,449,117
LIABILITIES IN EXCESS OF OTHER ASSETS — (112.71%)				(183,727,570)
NET ASSETS — 100.00%				163,008,247

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
(3)
Percentages are based on net assets
(4)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to an interest rate floor. The borrower has an option to choose the benchmark rate, such as the Secured Overnight Financing Rate including adjustment, if any (“S”) or the U.S. Prime Rate (“P”). The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) at the borrower’s option. As of December 31, 2025, rates for 1M S, 3M S and 6M S are 3.69% ,3.65%, and 3.57%, respectively. As of December 31, 2025, the P was 6.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2025.
(5)
Not used.
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
(8)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of December 31, 2025, the aggregate fair value of these securities is $6,544,983 or 1.87% of the Fund’s total assets.
(9)
Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(10)
Categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(11)
Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value (“NAV”) as a practical expedient. Underlying investments are private equity entities generally created to aggregate capital for a single investment, with the exception of AB Equity Investors, L.P., which invests in multiple investments. These investments are generally not redeemable.
(12)
Aggregate gross unrealized appreciation for federal income tax purposes is $1,353,306; aggregate gross unrealized depreciation for federal income tax purposes is $1,610,340. Net unrealized depreciation is $257,034. As of December 31, 2025, the cost basis of investments owned was substantially identical for both book and tax purposes.
(13)
Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(14)
The rate shown is the annualized seven-day yield as of December 31, 2025.
(15)
Assets are pledged as collateral for the Credit Facilities (as defined below). See Note 4 “Borrowings.”
(16)
Non-income producing investment.

P - Prime
PIK - Payment-In-Kind
S - SOFR

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Investments at Fair Value 240.09%								(1)(2)(3)(4)(12)
US Corporate Debt 233.71%
1st Lien/Senior Secured Debt 232.94%
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.70% (S + 5.25%; 0.75% Floor)	12/22/2027	2,874,708	2,826,132	2,831,589	(15)
AAH Topco, LLC	Health Care Providers & Services	Term Loan	9.70% (S + 5.25%; 0.75% Floor)	12/22/2027	2,583,346	2,539,695	2,544,596	(15)
AAH Topco, LLC	Health Care Providers & Services	Revolver	— (S + 5.25%; 0.75% Floor)	12/22/2027	—	(4,624)	(4,235)	(6)(7)(15)
Admiral Buyer, Inc.	Diversified Financial Services	Delayed Draw Term Loan	9.85% (S + 5.50%; 0.75% Floor)	5/8/2028	29,094	28,435	29,094	(6)(15)
Admiral Buyer, Inc.	Diversified Financial Services	Delayed Draw Term Loan	9.89% (S + 5.50%; 0.75% Floor)	5/8/2028	201,498	198,089	201,498	(15)
Admiral Buyer, Inc.	Diversified Financial Services	Revolver	— (S + 5.50%; 0.75% Floor)	5/8/2028	—	(7,149)	—	(6)(7)(15)
Admiral Buyer, Inc.	Diversified Financial Services	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	5/8/2028	3,995,398	3,935,113	3,995,398	(15)
Amercare Royal LLC	Commercial Services & Supplies	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	9/10/2030	—	—	—	(6)(15)
Amercare Royal LLC	Commercial Services & Supplies	Delayed Draw Term Loan	9.35% (S + 5.00%; 1.00% Floor)	9/10/2030	160,964	159,422	160,159	(15)
Amercare Royal LLC	Commercial Services & Supplies	Term Loan	9.35% (S + 5.00%; 1.00% Floor)	9/10/2030	1,010,705	1,000,770	1,005,651	(15)
Amercare Royal LLC	Commercial Services & Supplies	Revolver	9.35% (S + 5.00%; 1.00% Floor)	9/10/2030	125,402	123,973	124,653	(6)(15)
Ampler QSR Holdings LLC	Hotels, Restaurants & Leisure	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	7/21/2027	4,721,032	4,691,996	4,721,032	(15)
AppViewX, Inc.	Software	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/24/2031	—	—	—	(6)(15)
AppViewX, Inc.	Software	Revolver	— (S + 5.25%; 0.75% Floor)	12/24/2031	—	(997)	(997)	(6)(7)(15)
AppViewX, Inc.	Software	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	12/24/2031	797,342	789,369	789,369	(15)
ASURION CORPORATION	Property/Casualty Ins	Term Loan	8.62% (S + 0.00%)	8/19/2028	997,462	997,462	999,601	(10)(15)
Avalara, Inc.	Diversified Consumer Services	Revolver	— (S + 0.25%; 0.75% Floor)	10/19/2028	—	—	—	(6)(15)
Avalara, Inc.	Diversified Consumer Services	Term Loan	10.57% (S + 6.25%; 0.75% Floor)	10/19/2028	3,975,452	3,975,452	3,975,452	(15)
Avant Communications, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.00%; 1.00% Floor)	11/30/2026	—	—	—	(6)(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Avant Communications, LLC	Diversified Telecommunication Services	Term Loan	9.47% (S + 5.00%; 1.00% Floor)	11/30/2026	5,457,973	5,457,973	5,457,973	(15)
Azurite Intermediate Holdings, Inc.	Software	Delayed Draw Term Loan	10.85% (S + 6.50%; 0.75% Floor)	3/19/2031	2,090,347	2,061,387	2,090,347	(15)
Azurite Intermediate Holdings, Inc.	Software	Revolver	— (S + 6.50%; 0.75% Floor)	3/19/2031	-	(4,539)	-	(6)(7)(15)
Azurite Intermediate Holdings, Inc.	Software	Term Loan	10.85% (S + 6.50%; 0.75% Floor)	3/19/2031	919,753	906,872	919,753	(15)
Bonterra LLC	Diversified Financial Services	Term Loan	11.42% (S + 7.00%; 0.75% Floor)	9/8/2027	73,105	72,089	72,923	(15)
Bonterra LLC	Diversified Financial Services	Term Loan	11.32% (S + 7.00%; 0.75% Floor)	9/8/2027	2,677,494	2,666,396	2,670,800	(15)
Bonterra LLC	Diversified Financial Services	Revolver	11.32% (S + 7.00%; 0.75% Floor)	9/8/2027	110,486	109,787	110,055	(6)(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	1,829,481	1,817,418	1,806,612	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	712,890	708,189	703,979	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	813,484	808,311	807,383	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	928,979	922,854	917,367	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	9.32% (S + 5.00%; 1.00% Floor)	12/31/2027	1,173,394	1,165,931	1,158,726	(15)
Brightspot Buyer, Inc.	Media	Term Loan	11.11% (S + 6.50%; 0.75% Floor)	11/16/2027	345,334	338,803	340,154	(15)
Brightspot Buyer, Inc.	Media	Term Loan	11.11% (S + 6.50%; 0.75% Floor)	11/16/2027	1,704,996	1,672,748	1,679,421	(15)
Brightspot Buyer, Inc.	Media	Revolver	— (S + 6.50%; 0.75% Floor)	11/16/2027	-	(3,734)	(3,025)	(6)(7)(15)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Revolver	9.74% (S + 5.00%; 0.75% Floor)	6/30/2028	103,712	100,777	103,712	(6)(15)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	6/30/2028	1,802,273	1,778,880	1,802,273	(15)
Businessolver.com, Inc.	Professional Services	Delayed Draw Term Loan	9.92% (S + 5.50%; 0.75% Floor)	12/1/2027	110,144	110,144	110,144	(6)(15)
Businessolver.com, Inc.	Professional Services	Term Loan	9.92% (S + 5.50%; 0.75% Floor)	12/1/2027	3,082,876	3,082,876	3,082,876	(15)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	963,320	947,149	963,320	(15)
BV EMS Buyer, Inc	Health Care Technology	Revolver	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	64,544	63,077	64,544	(6)(15)
BV EMS Buyer, Inc	Health Care Technology	Delayed Draw Term Loan	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	1,298,162	1,275,543	1,298,162	(15)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	11/23/2027	1,287,367	1,265,705	1,287,367	(15)
Cerifi, LLC	Banks	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/31/2028	2,593,001	2,515,046	2,580,036	(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Cerifi, LLC	Banks	Revolver	10.20% (S + 5.75%; 1.00% Floor)	4/1/2027	137,122	133,292	136,436	(15)
Community Based Care Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.67% (S + 5.25%; 1.00% Floor)	9/16/2027	811,163	797,742	807,107	(15)
Community Based Care Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.92% (S + 5.50%; 1.00% Floor)	9/16/2027	1,076,770	1,065,176	1,074,078	(15)
Community Based Care Acquisition, Inc.	Health Care Providers & Services	Term Loan	9.67% (S + 5.25%; 1.00% Floor)	9/16/2027	2,123,336	2,088,152	2,112,719	(15)
Community Based Care Acquisition, Inc.	Health Care Providers & Services	Revolver	— (S + 5.25%; 1.00% Floor)	9/16/2027	-	(5,368)	(1,664)	(6)(7)(15)
Datacor, Inc.	Chemicals	Delayed Draw Term Loan	— (S + 6.00%; 1.00% Floor)	3/13/2029	-	(6,190)	-	(6)(7)(15)
Datacor, Inc.	Chemicals	Term Loan	10.35% (S + 6.00%; 1.00% Floor)	3/13/2029	5,500,000	5,457,645	5,500,000	(15)
Datacor, Inc.	Chemicals	Revolver	10.35% (S + 6.00%; 1.00% Floor)	3/13/2029	34,479	32,413	34,479	(6)(15)
DeLorean Purchaser, Inc.	Health Care Technology	Revolver	— (S + 4.75%; 0.75% Floor)	12/16/2031	-	(1,957)	(1,957)	(6)(7)(15)
DeLorean Purchaser, Inc.	Health Care Technology	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	12/16/2031	869,565	856,522	856,522	(15)
EET Buyer, Inc.	Construction & Engineering	Term Loan	9.27% (S + 4.75%; 0.75% Floor)	11/8/2027	1,346,347	1,340,720	1,346,347	(15)
EET Buyer, Inc.	Construction & Engineering	Term Loan	9.27% (S + 4.75%; 0.75% Floor)	11/8/2027	2,776,295	2,764,692	2,776,295	(15)
EET Buyer, Inc.	Construction & Engineering	Revolver	— (S + 5.00%; 0.75% Floor)	11/8/2027	-	(1,540)	-	(6)(7)(15)
Exterro, Inc.	Software	Revolver	— (S + 5.50%; 1.00% Floor)	6/1/2027	-	-	-	(6)(15)
Exterro, Inc.	Software	Term Loan	10.11% (S + 5.50%; 1.00% Floor)	6/1/2027	3,635,986	3,635,986	3,635,986	(15)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	356,094	356,094	356,094	(15)
Foundation Risk Partners, Corp.	Insurance	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	88,112	88,112	88,112	(15)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	895,649	895,649	895,649	(15)
Foundation Risk Partners, Corp.	Insurance	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	10/29/2030	4,118,084	4,118,084	4,118,084	(15)
Foundation Risk Partners, Corp.	Insurance	Revolver	— (S + 5.25%; 0.75% Floor)	10/29/2029	-	-	-	(6)(15)
Fusion Holding, Corp.	Software	Term Loan	10.57% (S + 6.25%; 0.75% Floor)	9/14/2029	5,458,228	5,458,228	5,308,127	(15)
Fusion Holding, Corp.	Software	Revolver	— (S + 6.25%; 0.75% Floor)	9/15/2027	-	-	(12,503)	(6)(7)(15)
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	85,696	84,484	85,482	(15)
GHA Buyer, Inc.	Health Care Technology	Delayed Draw Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	151,113	148,976	150,735	(15)
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	863,503	851,291	861,344	(15)
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	759,861	749,115	757,962	(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	143,217	141,191	142,859	(15)
GHA Buyer, Inc.	Health Care Technology	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	6/24/2026	738,627	728,180	736,780	(15)
Greenhouse Software, Inc.	Professional Services	Term Loan	10.57% (S + 6.25%; 1.00% Floor)	9/1/2028	5,500,000	5,475,973	5,500,000	(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.97% (S + 5.50%; 0.75% Floor)	6/1/2028	3,063,189	3,035,941	3,063,189	(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Term Loan	9.97% (S + 5.50%; 0.75% Floor)	6/1/2028	2,436,811	2,415,748	2,436,811	(15)
GS AcquisitionCo, Inc.	Diversified Financial Services	Revolver	— (S + 5.25%; 1.00% Floor)	5/25/2028	-	(130)	(77)	(6)(7)(15)
GS AcquisitionCo, Inc.	Diversified Financial Services	Delayed Draw Term Loan	9.57% (S + 5.25%; 0.75% Floor)	5/25/2028	9,057	9,057	9,057	(6)(15)
GS AcquisitionCo, Inc.	Diversified Financial Services	Term Loan	9.57% (S + 5.25%; 1.00% Floor)	5/25/2028	791,275	788,220	789,297	(15)
Higginbotham Insurance Agency, Inc.	Insurance	Term Loan	8.86% (S + 4.50%; 1.00% Floor)	11/24/2028	4,905,967	4,905,967	4,869,173	(15)
HireVue, Inc.	Diversified Financial Services	Revolver	11.29% (S + 6.75%; 1.00% Floor)	5/3/2029	343,801	339,063	338,393	(6)(15)
HireVue, Inc.	Diversified Financial Services	Term Loan	11.33% (S + 6.75%; 1.00% Floor)	5/3/2029	4,217,307	4,179,389	4,175,134	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Term Loan	10.22% (S + 5.75%; 1.00% Floor)	10/15/2027	1,051,510	1,051,510	1,051,510	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.22% (S + 5.75%; 1.00% Floor)	10/15/2027	663,261	663,261	663,261	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.22% (S + 5.75%; 1.00% Floor)	10/15/2027	989,507	986,230	989,507	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 5.75%; 1.00% Floor)	10/15/2027	-	(2,039)	-	(6)(7)(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Revolver	12.25% (S + 4.75%; 1.00% Floor)	10/15/2027	14,643	14,643	14,643	(6)(15)
Iodine Software, LLC	Health Care Technology	Delayed Draw Term Loan	9.60% (S + 5.25%; 1.00% Floor)	5/19/2027	3,047,848	3,047,848	3,047,848	(15)
Iodine Software, LLC	Health Care Technology	Revolver	— (S + 5.25%; 1.00% Floor)	5/19/2027	-	-	-	(6)(15)
Iodine Software, LLC	Health Care Technology	Term Loan	9.60% (S + 5.25%; 1.00% Floor)	5/19/2027	2,409,753	2,409,753	2,409,753	(15)
Joink, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	10/4/2030	-	(7,370)	(7,676)	(6)(7)(15)
Joink, LLC	Diversified Telecommunication Services	Term Loan	9.77% (S + 5.25%; 1.00% Floor)	10/4/2030	1,231,096	1,213,195	1,212,629	(15)
Joink, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.25%; 1.00% Floor)	10/4/2030	-	(1,264)	(1,316)	(6)(7)(15)
Labvantage Solutions Inc.	Pharmaceuticals	Revolver	9.58% (S + 5.25%; 1.00% Floor)	12/23/2030	26,691	25,394	25,624	(6)(8)(15)
LeadVenture, Inc.	Auto Components	Term Loan	9.35% (S + 5.00%; 0.75% Floor)	8/28/2026	4,863,826	4,844,724	4,827,347	(15)
LeadVenture, Inc.	Auto Components	Term Loan	9.35% (S + 5.00%; 0.75% Floor)	8/28/2026	561,111	558,908	556,903	(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
LeadVenture, Inc.	Auto Components	Term Loan	9.35% (S + 5.00%; 0.75% Floor)	8/28/2026	31,367	31,244	31,132	(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 4.50%; 0.75% Floor)	11/24/2031	-	(2,317)	(2,353)	(6)(7)(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Revolver	— (S + 4.50%; 0.75% Floor)	11/24/2031	-	(1,159)	(1,176)	(6)(7)(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Term Loan	9.01% (S + 4.50%; 0.75% Floor)	11/24/2031	411,765	407,710	407,647	(15)
Mastery Acquisition Corp.	Diversified Consumer Services	Term Loan	9.49% (S + 5.25%; 1.00% Floor)	9/7/2029	1,225,586	1,215,983	1,225,586	(15)
Mavenlink, Inc.	Professional Services	Revolver	11.03% (S + 2.00%; 0.75% Floor; 4.50% PIK)	6/3/2027	214,040	208,315	206,788	(6)(15)
Mavenlink, Inc.	Professional Services	Term Loan	11.17% (S + 2.00%; 0.75% Floor; 4.50% PIK)	6/3/2027	2,668,806	2,563,724	2,595,414	(15)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	10.59% (S + 5.75%; 1.00% Floor)	4/16/2027	4,391,180	4,356,036	4,391,180	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Delayed Draw Term Loan	10.42% (S + 6.00%; 0.75% Floor)	9/30/2027	432,535	419,926	427,128	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Term Loan	10.42% (S + 6.00%; 0.75% Floor)	9/30/2027	1,038,335	1,008,030	1,025,355	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Revolver	10.42% (S + 6.00%; 0.75% Floor)	9/30/2026	53,835	51,683	52,784	(6)(15)
Mist Holding Co.	Health Care Technology	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/23/2030	-	(1,363)	(1,363)	(6)(7)(15)
Mist Holding Co.	Health Care Technology	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/23/2030	-	(601)	(601)	(6)(7)(15)
Mist Holding Co.	Health Care Technology	Revolver	9.58% (S + 5.25%; 0.75% Floor)	12/23/2030	30,303	29,091	29,091	(6)(15)
Mist Holding Co.	Health Care Technology	Term Loan	9.60% (S + 5.25%; 0.75% Floor)	12/23/2030	485,909	481,050	481,050	(15)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Revolver	— (S + 6.25%; 1.00% Floor)	2/15/2029	-	(1,360)	(595)	(6)(7)(15)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Term Loan	10.22% (S + 5.75%; 1.00% Floor)	2/15/2029	3,783,126	3,760,785	3,773,668	(15)
Moon Buyer, Inc.	Software	Delayed Draw Term Loan	9.32% (S + 5.00%; 0.75% Floor)	4/21/2031	264,364	262,782	262,381	(15)
Moon Buyer, Inc.	Software	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	4/21/2031	2,863,496	2,846,335	2,842,020	(15)
Mr. Greens Intermediate, LLC	Food & Staples Retailing	Delayed Draw Term Loan	— (S + 6.25%; 1.00% Floor)	5/1/2029	-	-	-	(6)(15)
Mr. Greens Intermediate, LLC	Food & Staples Retailing	Term Loan	10.74% (S + 6.25%; 1.00% Floor)	5/1/2029	2,042,680	2,042,680	2,042,680	(15)
Mr. Greens Intermediate, LLC	Food & Staples Retailing	Revolver	— (S + 6.25%; 1.00% Floor)	5/1/2029	-	-	-	(6)(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	4/9/2029	-	(3,866)	(557)	(6)(7)(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	10.14% (S + 5.50%; 1.00% Floor)	4/9/2029	1,604,222	1,575,600	1,600,211	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	11.00% (S + 5.50%; 1.00% Floor)	4/9/2029	259,316	254,682	258,667	(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.95% (S + 5.50%; 1.00% Floor)	4/9/2029	3,319,715	3,260,355	3,311,416	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Revolver	10.14% (S + 5.50%; 1.00% Floor)	4/9/2029	125,799	116,305	124,444	(6)(15)
Nasuni Corporation	Software	Revolver	— (S + 5.75%; 0.75% Floor)	9/10/2030	-	(4,496)	(4,737)	(6)(7)(15)
Nasuni Corporation	Software	Term Loan	10.17% (S + 5.75%; 0.75% Floor)	9/10/2030	1,515,838	1,494,108	1,493,100	(15)
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	762,693	753,621	756,973	(15)
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	— (S + 5.75%; 1.00% Floor)	3/17/2027	-	(6,907)	-	(6)(7)(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	314,476	310,736	312,118	(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	571,885	565,082	567,596	(15)
Navigate360, LLC	Diversified Consumer Services	Revolver	— (S + 5.75%; 1.00% Floor)	3/17/2027	-	(3,033)	(1,951)	(6)(7)(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	3/17/2027	1,770,515	1,748,908	1,757,236	(15)
NC Topco, LLC	Banks	Delayed Draw Term Loan	— (S + 2.50%; 0.75% Floor)	8/29/2031	-	(1,853)	(2,920)	(6)(7)(15)
NC Topco, LLC	Banks	Revolver	— (S + 2.50%; 0.75% Floor)	9/1/2031	-	(1,484)	(1,168)	(6)(7)(15)
NC Topco, LLC	Banks	Term Loan	9.60% (S + 2.50%; 0.75% Floor; 2.75% PIK)	9/1/2031	1,362,549	1,346,137	1,352,330	(15)
NI Topco, Inc.	Diversified Telecommunication Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	12/28/2028	471,887	471,887	471,887	(15)
NI Topco, Inc.	Diversified Telecommunication Services	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	12/28/2028	3,262,080	3,262,080	3,262,080	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Delayed Draw Term Loan	9.45% (S + 5.00%; 0.75% Floor)	9/6/2028	1,286,022	1,251,384	1,266,731	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	9.45% (S + 5.00%; 0.75% Floor)	9/6/2028	359,991	350,545	354,591	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	9.45% (S + 5.00%; 0.75% Floor)	9/6/2028	97,729	95,165	96,263	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	9.45% (S + 5.00%; 0.75% Floor)	9/6/2028	1,302,277	1,268,107	1,282,743	(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Revolver	— (S + 5.00%; 0.75% Floor)	9/6/2028	-	(5,027)	(2,961)	(6)(7)(15)
NMI Acquisitionco, Inc.	Internet and Direct Marketing Retail	Term Loan	9.45% (S + 5.00%; 0.75% Floor)	9/6/2028	2,410,889	2,347,631	2,374,726	(15)
OPOC Acquisition, LLC	Insurance	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	12/20/2030	-	(1,311)	(1,311)	(6)(7)(15)
OPOC Acquisition, LLC	Insurance	Term Loan	9.35% (S + 5.00%; 1.00% Floor)	12/20/2030	755,245	743,916	743,916	(15)
OPOC Acquisition, LLC	Insurance	Revolver	9.35% (S + 5.00%; 1.00% Floor)	12/20/2030	6,993	5,944	5,944	(6)(15)
Pace Health Companies, LLC	Health Care Providers & Services	Term Loan	9.72% (S + 5.25%; 1.00% Floor)	8/3/2026	2,782,656	2,782,656	2,782,656	(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Peter C. Foy & Associates Insurance Services, LLC	Insurance	Term Loan	9.82% (S + 5.50%; 0.75% Floor)	11/1/2028	192,607	191,760	192,125	(15)
Peter C. Foy & Associates Insurance Services, LLC	Insurance	Delayed Draw Term Loan	9.82% (S + 5.50%; 0.75% Floor)	11/1/2028	2,707,524	2,695,634	2,700,755	(15)
Peter C. Foy & Associates Insurance Services, LLC	Insurance	Delayed Draw Term Loan	9.82% (S + 5.50%; 0.75% Floor)	11/1/2028	481,979	479,862	480,774	(15)
Ping Identity Holding Corp.	Software	Revolver	— (S + 4.75%; 0.75% Floor)	10/17/2028	-	-	-	(6)(15)
Ping Identity Holding Corp.	Software	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	10/17/2029	4,479,061	4,479,061	4,479,061	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	77,691	77,691	77,303	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	37,329	37,329	37,142	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	70,329	70,329	69,977	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	10.01% (S + 5.50%; 1.00% Floor)	1/4/2027	923,706	923,706	919,088	(15)
Priority OnDemand Midco 2, L.P.	Health Care Equipment & Supplies	Delayed Draw Term Loan	9.77% (S + 5.25%; 1.00% Floor)	7/17/2028	50,089	50,089	50,089	(6)(15)
Priority OnDemand Midco 2, L.P.	Health Care Equipment & Supplies	Term Loan	9.77% (S + 5.25%; 1.00% Floor)	7/17/2028	3,179,411	3,179,411	3,179,411	(15)
Ranger Buyer, Inc.	Commercial Services & Supplies	Term Loan	9.07% (S + 4.75%; 0.75% Floor)	11/20/2028	5,457,908	5,409,830	5,457,908	(15)
Ranger Buyer, Inc.	Commercial Services & Supplies	Revolver	— (S + 4.75%; 0.75% Floor)	11/18/2027	-	(2,968)	-	(6)(7)(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.97% (S + 5.50%; 1.00% Floor)	6/18/2026	1,973,895	1,956,592	1,968,961	(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.97% (S + 5.50%; 1.00% Floor)	6/18/2026	1,226,320	1,214,571	1,223,254	(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Term Loan	9.97% (S + 5.50%; 1.00% Floor)	6/18/2026	2,257,639	2,237,600	2,251,995	(15)
REP TEC Intermediate Holdings, Inc.	Professional Services	Revolver	— (S + 5.00%; 1.00% Floor)	12/1/2027	-	-	-	(6)(15)
REP TEC Intermediate Holdings, Inc.	Professional Services	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	12/1/2027	5,458,649	5,458,649	5,458,649	(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	9/30/2031	-	(1,941)	(2,014)	(6)(7)(8)(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Term Loan	8.82% (S + 4.50%; 0.75% Floor)	9/30/2031	778,807	767,434	767,124	(8)(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Revolver	8.85% (S + 4.50%; 0.75% Floor)	3/30/2031	24,170	22,877	22,827	(6)(8)(15)
Saab Purchaser, Inc.	Banks	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/12/2031	-	(939)	(957)	(6)(7)(15)
Saab Purchaser, Inc.	Banks	Revolver	— (S + 5.00%; 0.75% Floor)	11/12/2031	-	(939)	(958)	(6)(7)(15)
Saab Purchaser, Inc.	Banks	Term Loan	9.52% (S + 5.00%; 0.75% Floor)	11/12/2031	712,766	705,740	705,638	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Delayed Draw Term Loan	8.82% (S + 4.50%; 1.00% Floor)	9/15/2028	1,053,642	1,053,642	1,045,740	(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Revolver	— (S + 4.50%; 1.00% Floor)	9/15/2028	-	-	(2,809)	(6)(7)(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	8.82% (S + 4.50%; 1.00% Floor)	9/15/2028	4,404,623	4,404,623	4,371,588	(15)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	1,633,346	1,633,346	1,633,346	(15)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	547,428	547,428	547,428	(15)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	10.48% (S + 5.75%; 1.00% Floor)	2/27/2026	474,585	474,585	474,585	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	10.42% (S + 5.50%; 1.00% Floor)	6/28/2028	358,850	357,016	321,171	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Revolver	10.10% (S + 5.50%; 1.00% Floor)	6/28/2028	322,658	322,658	288,779	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Term Loan	10.18% (S + 5.50%; 1.00% Floor)	6/28/2028	1,797,664	1,797,664	1,608,909	(15)
Sauce Labs Inc	Software	Revolver	10.68% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	757,970	745,491	740,915	(15)
Sauce Labs Inc	Software	Revolver	— (S + 5.50%; 1.00% Floor)	8/16/2027	-	(8,000)	(11,255)	(6)(7)(15)
Sauce Labs Inc	Software	Delayed Draw Term Loan	10.68% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	321,243	313,309	310,190	(6)(15)
Sauce Labs Inc	Software	Term Loan	10.68% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	2,913,608	2,865,746	2,848,052	(15)
Serrano Parent, LLC	Software	Revolver	— (S + 6.50%; 1.00% Floor)	5/13/2030	-	(9,647)	(10,820)	(6)(7)(15)
Serrano Parent, LLC	Software	Term Loan	10.92% (S + 6.50%; 1.00% Floor)	5/13/2030	5,500,000	5,399,429	5,390,000	(15)
Soladoc, LLC	Health Care Equipment & Supplies	Revolver	— (S + 5.00%; 0.75% Floor)	6/12/2028	-	(7,268)	(7,491)	(6)(7)(15)
Soladoc, LLC	Health Care Equipment & Supplies	Term Loan	9.39% (S + 5.00%; 0.75% Floor)	6/12/2028	2,304,698	2,229,945	2,229,795	(15)
Telcor Buyer, Inc.	Health Care Technology	Revolver	— (S + 4.25%; 1.00% Floor)	8/20/2027	-	(227)	-	(6)(7)(15)
Telcor Buyer, Inc.	Health Care Technology	Term Loan	8.70% (S + 4.25%; 1.00% Floor)	8/20/2027	2,960,596	2,954,520	2,960,596	(15)
Telesoft Holdings, LLC	Diversified Telecommunication Services	Term Loan	10.20% (S + 5.75%; 1.00% Floor)	12/16/2026	1,415,838	1,411,524	1,408,759	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.73% (S + 6.00%; 1.00% Floor)	8/15/2025	228,143	227,579	228,143	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.73% (S + 6.00%; 1.00% Floor)	8/15/2025	367,385	366,476	367,385	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	10.67% (S + 6.00%; 1.00% Floor)	8/15/2025	760,336	758,444	760,336	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	10.66% (S + 6.00%; 1.00% Floor)	8/15/2025	405,271	404,269	405,271	(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	10.73% (S + 6.00%; 1.00% Floor)	8/15/2025	967,680	965,272	967,680	(15)
Thrive Buyer, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	10.47% (S + 6.00%; 1.00% Floor)	1/22/2027	3,980,783	3,980,783	3,980,783	(15)
Thrive Buyer, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	10.47% (S + 6.00%; 1.00% Floor)	1/22/2027	1,460,516	1,460,516	1,460,516	(15)
Thrive Buyer, Inc.	Technology Hardware, Storage & Peripherals	Revolver	11.73% (S + 6.00%; 1.00% Floor)	1/22/2027	33,296	33,296	33,296	(6)(15)
Towerco IV Holdings, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.20% (S + 3.75%; 1.00% Floor)	8/31/2028	6,155,393	6,155,393	6,155,393	(6)(15)
Transtelco Holding, Inc.	Diversified Telecommunication Services	Term Loan	10.61% (S + 6.25%; 0.50% Floor)	3/26/2026	1,493,347	1,490,851	1,489,614	(15)
Transtelco Holding, Inc.	Diversified Telecommunication Services	Term Loan	9.82% (S + 5.50%; 1.00% Floor)	3/26/2026	2,162,496	2,148,028	2,151,684	(15)
Transtelco Holding, Inc.	Diversified Telecommunication Services	Term Loan	10.61% (S + 5.75%; 0.50% Floor)	3/26/2026	1,844,156	1,837,984	1,834,936	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	86,751	86,053	86,317	(15)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	729,844	723,979	726,195	(15)
Ungerboeck Systems International, LLC	Leisure Products	Revolver	— (S + 5.75%; 1.00% Floor)	4/30/2027	-	(136)	(87)	(6)(7)(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	182,804	181,335	181,890	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	123,810	122,815	123,191	(15)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	10.26% (S + 5.75%; 1.00% Floor)	4/30/2027	39,050	38,736	38,855	(15)
UNIVISION COMMUNICATIONS INC.	Broadcast Serv/Program	Term Loan	7.85% (S + 2.00%; 0.50% Floor)	1/31/2029	997,494	992,506	1,001,234	(10)(15)
Vectra AI, Inc.	Software	Delayed Draw Term Loan	9.98% (S + 5.25%; 1.00% Floor)	3/2/2028	534,780	523,469	525,899	(6)(15)
Vectra AI, Inc.	Software	Term Loan	9.97% (S + 5.25%; 1.00% Floor)	3/2/2028	2,770,990	2,732,021	2,743,280	(15)
Vectra AI, Inc.	Software	Revolver	— (S + 5.25%; 1.00% Floor)	3/2/2028	-	(1,340)	(1,414)	(6)(7)(15)
Vehlo Purchaser, LLC	Automobiles	Delayed Draw Term Loan	9.58% (S + 5.25%; 0.75% Floor)	5/24/2028	1,190,476	1,179,856	1,190,476	(15)
Vehlo Purchaser, LLC	Automobiles	Revolver	— (S + 5.25%; 0.75% Floor)	5/24/2028	-	(2,009)	-	(6)(7)(15)
Vehlo Purchaser, LLC	Automobiles	Term Loan	9.60% (S + 5.25%; 0.75% Floor)	5/24/2028	4,285,714	4,248,731	4,285,714	(15)
Velocity Holdco III Inc.	Commercial Services & Supplies	Term Loan	10.11% (S + 5.50%; 1.00% Floor)	4/22/2027	4,471,703	4,471,703	4,471,703	(15)
Veracross LLC	Diversified Consumer Services	Delayed Draw Term Loan	10.95% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	645,835	638,580	645,835	(15)
Veracross LLC	Diversified Consumer Services	Revolver	10.39% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	177,103	173,948	177,103	(6)(15)
Veracross LLC	Diversified Consumer Services	Term Loan	10.95% (S + 2.00%; 1.00% Floor; 4.50% PIK)	12/28/2027	5,024,876	4,968,436	5,024,876	(15)
VIRGIN MEDIA BRISTOL LLC	Diversified Consumer Services	Term Loan	8.18% (S + 5.00%)	1/31/2029	950,000	936,938	946,067	(10)(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.76% (S + 5.25%; 0.75% Floor)	3/21/2031	603,347	587,415	603,347	(6)(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Term Loan	9.57% (S + 5.25%; 0.75% Floor)	3/21/2031	1,723,847	1,699,774	1,719,537	(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Visionary Buyer, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.25%; 0.75% Floor)	3/21/2030	-	(5,743)	(1,078)	(6)(7)(15)
Wealth Enhancement Group, LLC	Diversified Financial Services	Revolver	— (S + 5.00%; 1.00% Floor)	10/2/2028	-	(43)	-	(6)(7)(15)
Wealth Enhancement Group, LLC	Diversified Financial Services	Delayed Draw Term Loan	9.55% (S + 5.00%; 1.00% Floor)	10/2/2028	2,376,082	2,376,082	2,376,082	(15)
Wealth Enhancement Group, LLC	Diversified Financial Services	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	10/2/2028	-	(645)	-	(6)(7)(15)
Wealth Enhancement Group, LLC	Diversified Financial Services	Delayed Draw Term Loan	9.55% (S + 5.00%; 1.00% Floor)	10/2/2028	526,193	526,193	526,193	(15)
Zendesk, Inc.	Software	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/22/2028	-	-	-	(6)(15)
Zendesk, Inc.	Software	Revolver	— (S + 5.00%; 0.75% Floor)	11/22/2028	-	-	-	(6)(15)
Zendesk, Inc.	Software	Term Loan	9.32% (S + 5.00%; 0.75% Floor)	11/22/2028	4,948,908	4,948,908	4,948,908	(15)
Total U.S. 1st Lien/Senior Secured Debt						270,892,593	271,442,476

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
2nd Lien/Junior Secured Debt — 0.77%
Symplr Software, Inc.	Health Care Technology	Term Loan	12.56% (S + 7.87%; 0.75% Floor)	12/22/2028	988,342	911,374	891,979	(15)
Total U.S. 2nd Lien/Junior Secured Debt						911,374	891,979
Total U.S Corporate Debt						271,803,967	272,334,455

Puerto Rico Corporate Debt — 0.86%
Puerto Rico 1st Lien/Senior Secured Debt — 0.86%
CORAL US CO BORROWER LLC	Cable/Satellite TV	Term Loan	7.45% (S + 3.00%)	9/23/2029	1,000,000	1,001,250	1,002,940	(10)(15)
Total Puerto Rico 1st Lien/Senior Secured Debt						1,001,250	1,002,940
Total Puerto Rico Corporate Debt						1,001,250	1,002,940

Canadian Corporate Debt — 4.74%
Canadian 1st Lien/Senior Secured Debt — 4.74%
Versaterm Public Safety Inc.	Commercial Services & Supplies	Delayed Draw Term Loan	10.70% (S + 6.25%; 1.00% Floor)	12/4/2025	416,495	412,763	416,495	(8)(15)
Versaterm Public Safety Inc.	Commercial Services & Supplies	Term Loan	10.70% (S + 6.25%; 1.00% Floor)	12/4/2025	5,081,655	5,035,988	5,081,655	(8)(15)
Versaterm Public Safety Inc.	Commercial Services & Supplies	Revolver	12.75% (S + 5.25%; 1.00% Floor)	12/4/2025	29,357	27,416	29,357	(6)(8)(15)
Total Canada 1st Lien/Senior Secured Debt						5,476,167	5,527,507
Total Canadian Corporate Debt						5,476,167	5,527,507

UK Corporate Debt — 0.78%
UK 1st Lien/Senior Secured Debt — 0.78%
Labvantage System Limited	Pharmaceuticals	Term Loan	9.60% (S + 5.25%; 1.00% Floor)	12/23/2030	926,501	909,606	912,604	(8)(15)
Total UK 1st Lien/Senior Secured Debt						909,606	912,604
Total UK Corporate Debt						909,606	912,604

Total Investments 240.09%						279,190,990	279,777,506

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2024

Portfolio Company	Yield	Shares	Cost	Fair value	Tickmarks
Cash Equivalents 9.29%
US BANK MMDA GCTS	3.73%	5,304,266	5,304,266	5,304,266	(9)(13)(15)
STATE STREET INSTITUTIONAL US	4.42%	5,517,240	5,517,240	5,517,240	(9)(13)(15)
Total Cash Equivalents			10,821,506	10,821,506
Cash 0.79%
US Dollar		915,285	915,285	915,285	(13)
Total Cash			915,285	915,285
TOTAL CASH AND CASH EQUIVALENTS			11,736,791	11,736,791
LIABILITIES IN EXCESS OF OTHER ASSETS — (150.17%)				$(174,988,221)
NET ASSETS — 100.00%				$116,526,076

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
Not used.
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
(15)
Assets are pledged as collateral for the Credit Facilities (as defined below). See Note 4 “Borrowings".

P - Prime
PIK - Payment-In-Kind
S - SOFR

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Notes to Consolidated Financial Statements

as of December 31, 2025

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

The Fund has the authority to issue an unlimited number of Common Shares, $0.01 per share par value. On April 30, 2024, AB contributed $10,000 of capital to the Fund. In exchange for this contribution, AB received 400 Common Shares at a purchase price of $25 per Common Share. On May 1, 2024, immediately prior to the acquisition of the Initial Portfolio (as defined in Note 10), the Fund redeemed all of the Common Shares issued to AB and repaid AB $10,000 and the Fund issued 4,400,000 Class I shares at $25.00 per share to an affiliate of the Adviser.

The Fund’s fiscal year ends on December 31.

AB Lend Cayman Feeder Fund, LP (the “Feeder”), is a Cayman Islands exempted limited partnership incorporated on August 7, 2024 which commenced operations on September 1, 2024. The Feeder was set up to facilitate investing into the Fund by certain investors and invests substantially all of its investable assets into the Fund.

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

The functional currency of the Fund is U.S. dollars, and these consolidated financial statements have been prepared in that currency.

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

As of December 31, 2025, the Fund’s only consolidated subsidiary was ABPLF.

Valuation of Investment Companies

Investments in investment companies are valued at fair value. Fair values are generally determined utilizing the net asset value (“NAV”) supplied by, or on behalf of, management of each investment company, which is net of management and incentive fees or allocations charged by the investment company and is in accordance with the “practical expedient”, as defined by ASC 820. NAVs received by, or on behalf of, management of each investment company are based on the fair value of the investment company’s underlying investments in accordance with policies established by management of each investment company, as described in each of their financial statements and offering memorandum.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and U.S. government securities and investment grade debt instruments maturing within three months of purchase of such instrument by the Fund. The Fund maintains deposits of its cash with financial institutions, and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Fund considers overnight sweep accounts, all highly liquid investments, with original maturities of less than ninety days and money market mutual funds as cash equivalents.

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

Investment Transactions

Investment transactions are accounted for on the trade date. Realized gains (losses) on investments sold are recorded on the basis of specific identification method for both consolidated financial statement and U.S. federal income tax purposes. Payable for investments purchased and receivable for investments sold on the consolidated statements of assets and liabilities, if any, represents the cost of purchases and proceeds from sales of investment securities, respectively, for trades that have been executed but not yet settled.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2025, and December 31, 2024, the Fund did not have any non-accrual investments.

Credit Facility Related Costs, Expenses, Deferred Financing Costs and Unamortized Debt Issuance Costs

The Credit Facilities (as defined in Note 4) are recorded at carrying value, which approximates fair value due to floating interest rates that are based on an index plus spread, which is typically consistent with those demanded in the market. The estimate of the fair value of the Credit Facilities would be classified as level 3 within the fair value hierarchy. Interest expense and unused commitment fees on the Credit Facilities are recorded on an accrual basis. Unused commitment fees are included in interest and borrowing expenses in the consolidated statements of operations. Deferred financing costs include capitalized expenses related to the closing of the Credit Facilities. Amortization of deferred financing costs is computed on the straight-line basis over the contractual term. The amortization of such costs is included in interest and borrowing expenses in the consolidated statements of operations, with any unamortized amounts included in deferred financing costs on the consolidated statements of assets and liabilities. Debt issuance costs relating to the term loans provided by the Credit Facilities are amortized on a straight-line basis over the contractual term and included in interest and borrowing expenses in the consolidated statements of operations.

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

The Fund has elected to be treated and intends to continue to qualify annually for federal income tax purposes as a RIC under Subchapter M of the Code. So long as the Fund is able to maintain its status as a RIC, it will generally not be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to its shareholders, and any tax liability related to income earned by the Fund will represent obligations of the Fund’s investors and will not be reflected on the financial statements of the Fund. To qualify and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements, and distribute at least 90% of its annual investment company taxable income, which is generally its net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years for which it paid no U.S. federal income taxes. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. For the years ended December 31, 2025 and December 31, 2024, and for the period ended December 31, 2023, the Fund had excise tax of $5,177, $0, and $0, respectively.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates, and such differences could be material.

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

The Fund has adopted a distribution reinvestment plan, pursuant to which the Fund will reinvest all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and the Fund declares, a cash dividend or other distribution, then its shareholders who have not opted out of the distribution reinvestment plan will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Offering Cost and Organizational Expenses

Organization expenses include, among other things, the cost of incorporating the Fund and the cost of legal services and other fees pertaining to the Fund’s organization. These costs are expensed as incurred. For the years ended December 31, 2025 and December 31, 2024, and for the period ended December 31, 2023, the Fund incurred organizational expenses of $0, $851,735, and $518,733, respectively.

The Fund’s offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Fund’s registration statement (and any amendments or supplements thereto) relating to the Offering and associated marketing materials. For the year ended December 31, 2025 and December 31, 2024, the Fund incurred offering expenses of $534,442 and $1,048,958 respectively. For the period from June 8, 2023 (Inception) to December 31, 2023, the Fund had not commenced its operations and did not incur offering expenses. As of December 31, 2025 and December 31, 2024, offering costs payable was $0. Offering expenses are recorded as deferred offering costs on the statement of assets and liabilities and then will be subsequently amortized to expense on the Fund’s statement of operations over 12 months from the commencement of operations.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Fund adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

3. Related Party Transactions

Investment Advisory Agreement

On August 7, 2024, the Fund entered into an Amended and Restated Investment Advisory Agreement (the “Advisory Agreement”), replacing the materially identical prior investment advisory agreement between the Fund and the Adviser entered into on April 30, 2024, pursuant to which the Adviser manages the Fund on a day-to-day basis. The Adviser is responsible for determining the composition of the Fund’s portfolio, making investment decisions, monitoring the Fund’s investments, performing due diligence on prospective portfolio companies, exercising voting rights in respect of portfolio securities, obtaining and managing financing facilities and other forms of leverage and providing the Fund with such other investment advisory and related services as the Fund may, from time to time, reasonably require for the investment of capital. The Fund pays the Adviser a fee for its services under the Advisory Agreement consisting of two components, a management fee and an incentive fee. The cost of both the management fee and the incentive fee is ultimately borne by the shareholders. The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month. For the first calendar month in which the Fund has commenced the Offering, net assets are measured as of the date on which the Fund commenced the Offering.

For the years ended December 31, 2025 and December 31, 2024, and for the period ended December 31, 2023, the Fund incurred management fees of $1,700,449, $949,652, and $0, respectively. As of December 31, 2025 and December 31, 2024, $2,650,101 and $949,652, of accrued management fees remained payable, respectively.

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

The Fund incurred income-based incentive fees for the years ended December 31, 2025 and December 31, 2024, and for the period ended December 31, 2023 of $1,530,768, $619,135, and $0, respectively.

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

For the years ended December 31, 2025 and December 31, 2024, and for the period ended December 31, 2023, the Fund incurred capital gain incentive fees of $(73,315), $73,315, and $0, respectively.

As of December 31, 2025, and December 31, 2024 incentive fee payable was $483,747 and $692,450, respectively.

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

Administration Agreement

On August 7, 2024, the Fund entered into an Administration Agreement with AB Private Credit Investors LLC (in its capacity as administrator, the “Administrator”). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Fund’s other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. The Fund also is liable to reimburse the Administrator for the Fund’s allocable portion of compensation of the Administrator’s personnel, including but not limited to: (i) the Fund’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Fund; and (iii) any internal audit group personnel of the Administrator or any of its affiliates. The Administrator may defer or waive rights to be reimbursed for the costs and expenses noted above including the Fund’s allocable portion of compensation of the Administrator’s personnel, subject to the limitations described in the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Fund will reimburse the Administrator for any services performed for the Fund by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator receives compensation for its sub-administrative services under a sub-administration agreement. For the years ended December 31, 2025 and December 31, 2024, and the period from June 8, 2023 (Inception) to December 31, 2023, the Fund incurred administration expense fees of $46,150, $161,300, and $0, respectively.

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

For the years ended December 31, 2025 and December 31, 2024, and for the period ended December 31, 2023, the Fund is entitled to reimbursements from the Adviser in the amount of $2,102,391, $3,716,996, and $518,733, respectively.

As of December 31, 2025, no reimbursement payments have been made. Cumulative expense and support provided and unreimbursed Expense Payments were $6,338,120. The following table presents a summary of Expense Payments and the related

Reimbursement Payments for the years ended December 31, 2025 and December 31, 2024, and for the period ended December 31, 2023:

For the Month Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Percentage Limit (1)
January 31, 2025	278,634		278,634	January 31, 2028	1.00%
February 28, 2025	268,655		268,655	February 29, 2028	1.00%
March 31, 2025	467,865		467,865	March 31, 2028	1.00%
April 30, 2025	286,605		286,605	April 30, 2028	1.00%
May 31, 2025	101,842		101,842	May 31, 2028	1.00%
June 30, 2025	150,430		150,430	June 30, 2028	1.00%
July 31, 2025	188,573		188,573	July 31, 2028	1.00%
August 31, 2025	203,615		203,615	August 31, 2028	1.00%
September 30, 2025	105,597		105,597	September 30, 2028	1.00%
October 31, 2025	29,753	-	29,753	October 31, 2028	1.00%
November 30, 2025	20,822	-	20,822	November 30, 2028	1.00%
December 31, 2025	-	-	-	December 31, 2028	1.00%
Total	$2,102,391	$-	$2,102,391

January 31, 2024	74,154	-	74,154	January 31, 2027	1.00%
February 29, 2024	33,880	-	33,880	February 28, 2027	1.00%
March 31, 2024	44,504	-	44,504	March 31, 2027	1.00%
April 30, 2024	411,651		411,651	April 30, 2027	1.00%
May 31, 2024	484,123		484,123	May 31, 2027	1.00%
June 30, 2024	604,476		604,476	June 30, 2027	1.00%
July 31, 2024	220,044		220,044	July 31, 2027	1.00%
August 31, 2024	492,466		492,466	August 31, 2027	1.00%
September 30, 2024	282,226		282,226	September 30, 2027	1.00%
October 31, 2024	410,050		410,050	October 31, 2027	1.00%
November 30, 2024	207,943		207,943	November 30, 2027	1.00%
December 31, 2024	451,479		451,479	December 31, 2027	1.00%
Total	$3,716,996	$-	$3,716,996

June 30, 2023	277,209	-	277,209	June 30, 2026	1.00%
July 31, 2023	-	-	-	July 31, 2026	1.00%
August 31, 2023	-	-	-	August 31, 2026	1.00%
September 30, 2023	186,136	-	186,136	September 30, 2026	1.00%
October 31, 2023	-	-	-	October 31, 2026	1.00%
November 30, 2023	-	-	-	November 30, 2026	1.00%
December 31, 2023	55,388	-	55,388	December 31, 2026	1.00%
Total	$518,733	$-	$518,733

(1)
Represents the actual percentage of Operating Expenses paid by the Fund in any month after deducting any Expense Payment, as a percentage of the Fund’s average monthly gross assets.

Transfer Agency Agreement

On August 7, 2024, the Fund and AllianceBernstein Investor Services, Inc. (“ABIS”), an affiliate of the Fund, entered into an agreement pursuant to which ABIS will provide transfer agent services to the Fund. The Fund bears the expenses related to the agreement with ABIS.

For the years ended December 31, 2025 and December 31, 2024, and for the period ended December 31, 2023, the Fund incurred $26,111, $14,460, and $0 in transfer agent fees, respectively. As of December 31, 2025 and December 31, 2024, $7,687 and $14,460, respectively, of accrued transfer agent fees remained payable.

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

Ownership by Affiliates

As of December 31, 2025 Equitable Financial Life Insurance Company, an affiliated insurance company owned by Equitable Holdings, Inc. owned 4,400,000 class I shares of the Fund. This represents 68.02% and 95.75% of the outstanding class I shares as of December 31, 2025 and December 31, 2024, respectively.

4.
Borrowings

Credit Facilities

Scotia Credit Facility

On May 2, 2024, the Fund entered into a Senior Secured Credit Agreement with The Bank of Nova Scotia, as the administrative agent, and the lenders party thereto from time to time (the “Scotia Credit Facility”). On September 15, 2025 (the “Scotia Credit Facility First Amendment Date”), the Scotia Credit Facility was amended to, among other things, extend the availability period and the maturity date. The following describes the terms of the Scotia Credit Facility as modified through the Scotia Credit Facility First Amendment Date.

The Scotia Credit Facility will be secured by certain of the Fund’s domestic subsidiaries in existence as of the Scotia Credit Facility First Amendment Date, and expect to be guaranteed by certain subsidiaries that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). Proceeds of the Scotia Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The Scotia Credit Facility provides for, in the aggregate, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $125,000,000, which is comprised of (a) a term loan in a principal amount of $25,000,000 and (b) subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $100,000,000 (the revolving credit facility increased from $75,000,000 to $100,000,000 on the Scotia Credit Facility First Amendment Date). Maximum capacity under the Scotia Credit Facility may be increased to $400,000,000 through the exercise by the Fund of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Scotia Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions, and includes a $30,000,000 sublimit for swingline loans.

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

The Fund may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Scotia Credit Facility in U.S. dollars will bear interest at either (i) term SOFR plus margin of either 1.950% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.825% per annum, or (ii) the alternate base rate plus a margin of either 0.950% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 0.825% per annum. The Fund may elect either the term SOFR or alternate base rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Fund’s option, subject to certain conditions. Amounts drawn under the Scotia Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin (including any applicable credit spread adjustment). Beginning on and after the Scotia Credit Facility First Amendment Date, the Fund will also pay a fee of 0.325% on daily undrawn amounts under the Scotia Credit Facility.

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

On February 24, 2025 (the "Amendment Date"), ABPLF entered into the first amendment (the “First ABPLF Credit Facility Amendment”) to the ABPLF Credit Facility. The First ABPLF Credit Facility Amendment, among other changes, (i) increased the ABPLF Credit Facility's maximum commitment for Class A-R Loans on a revolving basis from $100,000,000 to $110,000,000, and (ii) increased the ABPLF Credit Facility's maximum commitment for Class A-T Loans on a term basis from $100,000,000 to $110,000,000.

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

The Fund’s outstanding borrowings through the Credit Facilities as of December 31, 2025 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
Scotia Credit Facility	$100,000,000	$34,500,000	$65,500,000	$34,500,000
Scotia Term Loan	25,000,000	25,000,000	—	25,000,000
ABPLF Credit Facility	110,000,000	12,000,000	98,000,000	12,000,000
ABPLF Term Loan	110,000,000	110,000,000	—	110,000,000
Total	$345,000,000	$181,500,000	$163,500,000	$181,500,000

As of December 31, 2025 deferred financing costs and debt issuance costs were $898,887 and $577,856, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

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

Interest Expense on Borrowings

For the years ended December 31, 2025 and December 31, 2024, and for the period ended December 31, 2023, the components of interest and other debt expenses related to the borrowings were as follows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Period from June 8, 2023 (Inception) to December 31, 2023
Interest and borrowing expenses	$10,374,957	$8,776,447	$—
Commitment fees	731,687	140,868	—
Amortization of debt issuance and deferred financing costs	1,527,376	1,085,844	—
Total	$12,634,020	$10,003,159	$—
Weighted average interest rate(1) (2)	6.44%	8.69%	—
Average outstanding balance(2)	$161,193,836	$172,444,672	$—

(1)
Calculated as the amount of the stated interest and borrowing expense divided by average borrowings for the period. This amount is annualized for the year ended December 31, 2024.
(2)
Calculated for the period from initial drawdowns of the Credit Facilities for the year ended December 31, 2024.
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

The Fund conducts the valuation of its investments, upon which NAV is based, consistent with GAAP and the 1940 Act. The Fund values its investments in accordance with ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices or values derived from such prices over entity-specific inputs. Additional information regarding the fair value hierarchy of ASC 820 follows below. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

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

Investments that are listed or traded on an exchange and are freely transferable are valued at either the closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) on the principal exchange on which the investment is listed or traded. Investments for which other market quotations are readily available will typically be valued at those market quotations. To validate market quotations, the Fund uses a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Where it is possible to obtain reliable, independent market quotations from a third party vendor, the Fund will use these quotations to determine the value of its investments. The Fund utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. The Adviser obtains these market quotations from independent pricing services, if available; otherwise from at least two principal market makers or primary market dealers. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.

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

The following tables summarizes the valuation of the Fund’s investments as of December 31, 2025:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$4,663,819	$—	$—	$4,663,819
Total Cash Equivalents	$4,663,819	$—	$—	$4,663,819

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$23,580,627	$312,137,743	$335,718,370
2nd Lien/Junior Secured Debt	—	—	$812,911	$812,911
Total	$—	$23,580,627	$312,950,654	$336,531,281
Investments valued at NAV as a practical expedient#				$2,755,419
Total Investments#	$—	$23,580,627	$312,950,654	$339,286,700

* See consolidated schedule of investments for industry classifications.

# Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the consolidated statements of assets and liabilities.

The following tables summarizes the valuation of the Fund’s investments as of December 31, 2024:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$10,821,506	$—	$—	$10,821,506
Total Cash Equivalents	$10,821,506	$—	$—	$10,821,506

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$3,949,842	$274,935,685	$278,885,527
2nd Lien/Junior Secured Debt	—	—	891,979	891,979
Total Investments	$—	$3,949,842	$275,827,664	$279,777,506

* See consolidated schedule of investments for industry classifications.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2025:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Total
Balance as of January 1, 2025	$274,935,685	$891,979	$275,827,664
Purchases (including capitalized PIK)	103,570,162	—	103,570,162
Sales and principal repayments	(66,307,724)	—	(66,307,724)
Realized gain	4,995	—	4,995
Net amortization of premium/discount	886,677	15,374	902,051
Net change in unrealized appreciation (depreciation)	(952,052)	(94,442)	(1,046,494)
Balance as of December 31, 2025	$312,137,743	$812,911	$312,950,654
Change in unrealized appreciation (depreciation) for investments still held	(884,692)	(94,442)	(979,134)

The following is a reconciliation of Level 3 Assets for the year ended December 31, 2024:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Total
Balance as of January 1, 2024	$—	$—	$—
Purchases (including capitalized PIK)	297,991,400	901,862	298,893,262
Sales and principal repayments	(24,313,285)	—	(24,313,285)
Realized gain	—	—	—
Net amortization of premium/discount	673,345	9,512	682,857
Net change in unrealized appreciation (depreciation)	584,225	(19,395)	564,830
Balance as of December 31, 2024	$274,935,685	$891,979	$275,827,664
Change in unrealized appreciation (depreciation) for investments still held	584,225	(19,395)	564,830

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of December 31, 2025	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$278,629,398	Market Yield Analysis	Market Yield	7.5% - 16.5% (9.1%)	Decrease
1st Lien/Senior Secured Debt	$33,508,345	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	$812,911	Market Yield Analysis	Market Yield	20.8% - 20.8% (20.8%)	Decrease
Total Assets	$312,950,654

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

	Fair Value as of December 31, 2024	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	$262,523,784	Market Yield Analysis	Market Yield	8.3% - 14.3% (10.0%)	Decrease
1st Lien/Senior Secured Debt	$5,474,595	Expected Repayment	Redemption Price	N/A	Increase
1st Lien/Senior Secured Debt	$6,937,306	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	$891,979	Market Yield Analysis	Market Yield	16.3% - 16.3% (16.3%)	Decrease
Total Assets	$275,827,664

(1)
Weighted averages are calculated based on fair value of investments.

6.
Commitments and Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of December 31, 2025 and December 31, 2024 the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of December 31, 2025 and December 31, 2024:

			12/31/2025		12/31/2024
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
AAH Topco, LLC	Revolver	12/22/2027	282,352	—	278,117	(4,235)
AAH Topco, LLC	Delayed Draw Term Loan	3/31/2027	338,394	—	—	—
Admiral Buyer, Inc.	Revolver	12/6/2029	487,579	(2,438)	487,579	-
Admiral Buyer, Inc.	Delayed Draw Term Loan	8/17/2026	64,333	—	87,727	-
Admiral Buyer, Inc.	Delayed Draw Term Loan	2/8/2027	37,920	—	—	—
Amercare Royal, LLC	Revolver	9/10/2030	95,455	(1,432)	24,332	(122)
Amercare Royal, LLC	Delayed Draw Term Loan	9/10/2026	232,088	(2,321)	232,088	-
AppViewX, Inc.	Revolver	12/24/2031	99,668	(997)	98,671	(997)
AppViewX, Inc.	Delayed Draw Term Loan	3/31/2027	102,990	—	102,990	-
Avalara, Inc	Revolver	10/19/2028	—	—	397,545	-
Avant Communications, LLC	Revolver	11/30/2026	—	—	216,876	-
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	334,456	(1,672)	334,456	-
Banneker V Acquisition, Inc.	Revolver	12/4/2025	—	—	190,820	-
BHG Holdings, LLC	Revolver	4/22/2032	233,437	(1,751)	—	—
BHG Holdings, LLC	Delayed Draw Term Loan	4/22/2027	528,843	—	—	—
Bonterra LLC	Revolver	3/5/2032	75,556	(189)	—	—
Bonterra LLC	Revolver	9/8/2027	—	—	61,993	(155)
Brightspot Buyer, Inc.	Revolver	11/16/2027	201,664	(3,025)	198,639	(3,025)
BSI2 Hold Nettle, LLC	Revolver	6/30/2028	184,376	—	126,758	-
Businessolver.com, Inc.	Delayed Draw Term Loan	12/3/2027	550,308	(1,376)	—	—
Businessolver.com, Inc.	Revolver	12/3/2032	245,092	(1,225)	—	—
Businessolver.com, Inc.	Delayed Draw Term Loan	12/1/2027	—	—	351,144	-
BV EMS Buyer, Inc.	Revolver	11/23/2027	81,348	—	23,471	-
Community Based Care Acq, Inc.	Revolver	9/16/2027	332,760	—	331,096	(1,664)
Community Based Care Acq, Inc.	Delayed Draw Term Loan	7/23/2027	72,553	—	—	—
Contruent Intermediate Company	Delayed Draw Term Loan	11/12/2027	372,513	—	—	—
Contruent Intermediate Company	Revolver	11/14/2031	248,342	(3,725)	—	—

			12/31/2025		12/31/2024
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
DA Blocker Corp.	Delayed Draw Term Loan	2/10/2027	220,588	—	—	—
DA Blocker Corp.	Revolver	2/10/2032	73,529	(551)	—	—
Datacor, Inc.	Revolver	3/13/2029	189,634	—	241,352	-
Datacor, Inc.	Delayed Draw Term Loan	3/13/2026	—	—	1,379,151	-
Delorean Purchaser, Inc.	Revolver	12/16/2031	130,435	(652)	—	—
Delorean Purchaser, Inc.	Revolver	12/16/2031	—	—	128,478	(1,957)
DLRdmv, LLC	Delayed Draw Term Loan	5/7/2027	116,138	—	—	—
DLRdmv, LLC	Revolver	5/7/2032	116,138	(581)	—	—
EET Buyer, Inc.	Revolver	11/8/2027	379,836	(2,849)	379,836	-
Einstein Parent, Inc.	Revolver	1/22/2031	93,750	(2,109)	—	—
Exterro Inc	Revolver	6/1/2027	311,967	—	311,967	-
Exterro, Inc.	Delayed Draw Term Loan	9/10/2026	695,880	—	—	—
FirstEnroll LLC	Revolver	9/19/2031	358,986	(3,590)	—	—
Foundation Risk Partners, Corp.	Revolver	10/29/2029	335,343	—	447,125	-
Fullsteam Operations, LLC	Delayed Draw Term Loan	8/6/2027	1,529,914	(7,650)	—	—
Fullsteam Operations, LLC	Revolver	8/8/2031	509,971	(3,825)	—	—
Fusion Holding, Corp.	Revolver	9/14/2027	204,599	(8,695)	442,161	(12,503)
Greenlight Intermediate II, Inc.	Delayed Draw Term Loan	7/2/2027	1,317,966	(6,590)	—	—
GS AcquisitionCo, Inc.	Revolver	5/25/2028	19,489	(146)	30,877	(77)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	25,589	—	31,779	-
HireVue, Inc.	Revolver	5/3/2029	—	—	195,040	(1,970)
HITRUST Services, LLC	Revolver	3/14/2031	190,476	(1,905)	—	—
Honor HN Buyer, Inc.	Revolver	10/15/2027	102,500	—	102,500	-
Honor HN Buyer, Inc.	Delayed Draw Term Loan	10/15/2026	438,633	—	438,633	-
Iodine Software, LLC	Revolver	5/19/2027	—	—	372,658	-
Joink, LLC	Delayed Draw Term Loan	4/2/2027	460,564	(2,303)	1,015,800	(7,676)
Joink, LLC	Revolver	10/4/2030	87,727	(658)	86,411	(1,316)
Juniper Square, Inc.	Delayed Draw Term Loan	11/6/2028	1,621,622	—	—	—
Juniper Square, Inc.	Revolver	11/6/2031	540,541	(5,405)	—	—
Juniper Square, Inc.	Delayed Draw Term Loan	11/8/2027	2,432,432	(12,162)	—	—

			12/31/2025		12/31/2024
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
KPA Parent Holdings, Inc.	Delayed Draw Term Loan	3/15/2027	114,943	—	—	—
KPA Parent Holdings, Inc.	Revolver	3/12/2032	80,460	—	—	—
Labvantage Solutions, Inc.	Revolver	11/23/2030	71,176	(534)	43,818	(667)
Last Dance Intermediate I©, LLC	Delayed Draw Term Loan	6/30/2027	387,952	—	—	—
Last Dance Intermediate I©, LLC	Revolver	3/31/2031	137,386	(343)	—	—
LeadVenture, Inc.	Delayed Draw Term Loan	6/23/2027	551,017	—	—	—
LeadVenture, Inc.	Revolver	6/23/2032	328,965	—	—	—
Level Data, LLC	Delayed Draw Term Loan	3/5/2027	310,078	(1,550)	—	—
Level Data, LLC	Revolver	3/5/2031	54,264	(543)	—	—
LivTech Purchaser, Inc.	Delayed Draw Term Loan	11/23/2026	92,235	(692)	468,235	(2,353)
LivTech Purchaser, Inc.	Revolver	11/24/2031	117,647	(882)	116,471	(1,176)
Mavenlink, Inc.	Revolver	6/1/2029	99,325	(2,483)	48,297	(1,366)
MediaLab Solutions, LLC	Revolver	8/11/2031	352,717	(3,527)	—	—
Medical Management Resource Group, LLC	Revolver	9/30/2026	50,471	(505)	29,904	(379)
Mist Holding Co.	Revolver	12/23/2030	90,909	—	90,000	(909)
Mist Holding Co.	Delayed Draw Term Loan	8/12/2028	1,167,077	—	—	—
Mist Holding Co.	Delayed Draw Term Loan	12/23/2027	—	—	271,364	(1,364)
Mist Holding Co.	Delayed Draw Term Loan	12/18/2030	—	—	119,551	(601)
MMP Intermediate, LLC	Revolver	2/15/2029	237,978	—	237,383	(595)
Mr. Greens Intermediate, LLC	Delayed Draw Term Loan	11/2/2026	684,350	—	864,078	-
Mr. Greens Intermediate, LLC	Revolver	5/1/2031	247,317	—	345,631	-
MSP Global Holdings, Inc.	Revolver	4/9/2029	362,216	(5,433)	415,399	(1,041)
MSP Global Holdings, Inc.	Delayed Draw Term Loan	4/8/2026	222,654	(3,340)	222,097	(557)
Nasuni Corporation	Revolver	9/10/2030	315,800	(3,947)	311,063	(4,737)
Navigate360, LLC	Revolver	3/17/2027	260,083	(1,300)	258,132	(1,951)
Navigate360, LLC	Delayed Draw Term Loan	3/6/2025	—	—	598,499	-
NC Topco, LLC	Revolver	9/1/2031	155,737	—	154,569	(1,168)
NC Topco, LLC	Delayed Draw Term Loan	8/31/2026	389,342	—	386,422	(2,920)
NMI Acquisitionco, Inc.	Revolver	9/6/2028	197,434	(1,481)	194,473	(2,962)

			12/31/2025		12/31/2024
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
OPOC Acquisition, LLC	Revolver	12/20/2030	69,930	(699)	61,993	(944)
OPOC Acquisition, LLC	Delayed Draw Term Loan	12/21/2026	153,846	(385)	173,514	(1,311)
Pace Health Companies, LLC	Delayed Draw Term Loan	6/2/2027	782,638	—	—	—
Pamlico Avant Holdings, L.P.	Revolver	12/31/2032	863,511	(8,635)	—	—
Patriot Acquireco, LLC	Revolver	9/3/2032	504,269	(5,043)	—	—
Ping Identity Holding Corp.	Revolver	10/17/2028	—	—	449,029	-
Priority OnDemand Midco 2, L.P.	Delayed Draw Term Loan	7/15/2026	1,082,205	—	1,107,696	-
Quest Analytics, Inc.	Revolver	11/10/2032	1,095,826	(5,479)	—	—
Quest Analytics, Inc.	Delayed Draw Term Loan	11/10/2027	2,739,560	(6,849)	—	—
Quirch Foods Holdings, LLC	Delayed Draw Term Loan	11/12/2027	449,715	(2,249)	—	—
Ranger Buyer, Inc.	Revolver	11/18/2027	364,822	—	364,822	-
REP TEC Intermediate Holdings, Inc.	Revolver	5/30/2031	96,955	(242)	96,955	-
Revau Advanced Underwriting, Inc.	Delayed Draw Term Loan	5/7/2027	597,530	(2,988)	—	—
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/30/2027	268,554	—	266,540	(2,014)
Ridge Trail US Bidco, Inc.	Revolver	3/30/2031	65,348	—	64,368	(980)
Saab Purchaser, Inc.	Revolver	11/12/2031	403,437	—	94,787	(957)
Saab Purchaser, Inc.	Delayed Draw Term Loan	9/22/2027	2,307,692	—	—	—
Saab Purchaser, Inc.	Delayed Draw Term Loan	11/12/2026	—	—	190,532	(957)
Sako and Partners Lower Holdings, LLC	Revolver	9/15/2028	289,176	—	371,734	(2,809)
Salisbury House, LLC	Delayed Draw Term Loan	8/18/2027	1,426,194	—	—	—
Salisbury House, LLC	Revolver	8/18/2032	808,176	(8,082)	—	—
Sandstone Care Holdings, LLC	Delayed Draw Term Loan	7/1/2026	61,182	—	—	—
Sauce Labs, Inc.	Revolver	8/16/2027	500,260	(13,757)	489,005	(11,256)
Sauce Labs, Inc.	Delayed Draw Term Loan	2/10/2025	—	—	555,975	(7,038)
Second Nature Brands, Inc.	Revolver	2/6/2031	88,931	(667)	—	—
Serrano Parent, LLC	Revolver	5/13/2030	540,984	(24,344)	530,164	(10,820)
Slipstream IT, LLC	Revolver	8/1/2031	518,701	(5,187)	—	—
Slipstream IT, LLC	Revolver	8/2/2027	518,701	(2,594)	—	—
Soladoc, LLC	Revolver	6/12/2028	230,470	(4,609)	222,979	(7,490)

			12/31/2025		12/31/2024
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Tau Buyer, LLC	Delayed Draw Term Loan	2/1/2027	270,572	—	—	—
Tau Buyer, LLC	Revolver	2/2/2032	250,677	(627)	—	—
Telcor Buyer, Inc.	Revolver	8/20/2027	113,480	—	113,480	-
Thrive Buyer, Inc.	Revolver	1/22/2027	—	—	16,648	-
TMA Buyer, LLC	Revolver	4/30/2031	174,207	(1,742)	—	—
TMA Buyer, LLC	Delayed Draw Term Loan	4/30/2027	135,010	—	—	—
Towerco IV Holdings, LLC	Delayed Draw Term Loan	7/17/2026	156,564	—	268,396	-
UFS, LLC	Revolver	10/10/2031	258,864	(2,589)	—	—
Ungerboeck Systems International, LLC	Revolver	4/30/2029	17,560	—	17,473	(88)
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	117,647	—	—	—
Vectra AI, Inc.	Delayed Draw Term Loan	10/29/2026	353,355	(3,534)	349,821	(3,534)
Vectra AI, Inc.	Revolver	3/2/2028	141,342	(1,413)	139,928	(1,413)
Vehlo Purchaser, LLC	Revolver	5/24/2028	563,430	—	238,095	-
Veracross, LLC	Revolver	12/28/2027	327,024	—	142,785	-
Veracross, LLC	Delayed Draw Term Loan	12/28/2027	585,062	—	—	—
Visionary Buyer, LLC	Revolver	3/21/2030	430,962	(2,155)	429,884	(1,077)
Visionary Buyer, LLC	Delayed Draw Term Loan	3/31/2027	890,000	—	—	—
Visionary Buyer, LLC	Delayed Draw Term Loan	3/23/2026	—	—	1,120,500	-
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	12/30/2026	153,087	—	258,051	-
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	8/30/2027	308,696	—	—	—
Wealth Enhancement Group, LLC	Revolver	10/2/2028	185,263	—	185,263	-
Zendesk, Inc.	Revolver	11/22/2028	497,725	—	497,725	-
Zendesk, Inc.	Delayed Draw Term Loan	5/15/2026	414,722	—	—	—
Zendesk, Inc.	Delayed Draw Term Loan	12/8/2025	—	—	1,208,761	-
Total			$47,959,669	$(210,251)	$24,350,359	$(113,131)

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

The Fund had the following unfunded commitment for its equity investments, including investment companies, as of December 31, 2025 and December 31, 2024:

	12/31/2025	12/31/2024
Investment	Unfunded Commitment	Unfunded Commitment
AB EQUITY INVESTORS, L.P.	$13,118	$-
Total	$13,118	$-

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

As of December 31, 2025 and December 31, 2024, the cumulative amount subject to recoupment by the Adviser under the Expense Support Agreement amounts to $6,338,120 and $4,235,729, respectively.

7.
Net Assets

Transactions in Shares

The following table summarizes the total shares issued and proceeds related to the Offering:

Share Issue Date	Shares Issued	Proceeds Received
For the Year Ended December 31, 2025
January 2, 2025	43,379	$1,100,000
February 3, 2025	55,233	$1,400,000
March 3, 2025	-	$-
April 1, 2025	-	$-
May 1, 2025	-	$-
June 1, 2025	387,186	$9,800,000
July 1, 2025	337,120	$8,510,000
August 1, 2025	212,812	$5,369,000
September 1, 2025	276,712	$6,981,262
October 1, 2025	250,528	$6,339,359
November 3, 2025	147,165	$3,722,276
December 1, 2025	131,186	$3,315,675
Total	1,841,321	$46,537,572
For the Year Ended December 31, 2024
April 30, 2024	400	$10,000
May 1, 2024	4,399,600	$109,990,000
September 1, 2024	34,393	$900,000
November 1, 2024	159,458	$4,000,000
Total	4,593,851	$114,900,000

Distributions

Distributions to shareholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute monthly distributions to its shareholders. The Fund’s monthly distributions, if any, will be determined by the Board. Any distributions to the Fund’s shareholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared for the Fund's Class I shares during the year-ended December 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
1/22/2025	1/31/2025	2/28/2025	0.23	$1,078,474
2/21/2025	2/28/2025	3/31/2025	0.23	1,102,082
3/21/2025	3/31/2025	4/30/2025	0.20	951,372
4/21/2025	4/30/2025	5/30/2025	0.23	1,100,796
5/20/2025	5/30/2025	6/30/2025	0.20	956,529
6/20/2025	6/30/2025	7/31/2025	0.20	1,013,316
7/21/2025	7/31/2025	8/29/2025	0.19	1,052,585
8/20/2025	8/29/2025	9/30/2025	0.18	1,042,872
9/19/2025	9/30/2025	10/31/2025	0.19	1,116,387
10/20/2025	10/31/2025	11/28/2025	0.18	1,117,980
11/20/2025	11/28/2025	12/31/2025	0.18	1,123,281
12/18/2025	12/31/2025	1/30/2026	0.20	1,293,700
Total				$12,949,374

The following table summarizes distributions declared for the Fund's Class I shares during the year-ended December 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
9/27/2024	9/27/2024	10/23/2024	1.37	$6,076,005
10/30/2024	10/30/2024	11/20/2024	0.25	1,097,956
11/28/2024	11/28/2024	12/18/2024	0.22	989,516
Total				$8,163,477

There were no distributions declared for the Fund's Class I shares during the period ended December 31, 2023.

Distribution Reinvestment Plan

On May 30, 2024, the Fund adopted a distribution reinvestment plan. See Note 2–Significant Accounting Policies–Distributions.

The following table summarizes the total shares reinvested for the Fund's Class I shares during the year-ended December 31, 2025:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
January 22, 2025	January 31, 2025	February 1, 2025	1,873	$47,478
February 21, 2025	February 28, 2025	March 1, 2025	2,425	$61,330
March 21, 2025	March 31, 2025	April 1, 2025	2,107	$53,407
April 21, 2025	April 30, 2025	May 1, 2025	2,461	$62,261
May 20, 2025	May 30, 2025	June 1, 2025	2,156	$54,573
June 20, 2025	June 30, 2025	July 1, 2025	2,132	$53,822
July 21, 2025	July 31, 2025	August 1, 2025	2,196	$55,390
August 20, 2025	August 29, 2025	September 1, 2025	2,610	$65,849
September 19, 2025	September 30, 2025	October 1, 2025	3,948	$99,898
October 20, 2025	October 31, 2025	November 1, 2025	4,646	$117,523
November 20, 2025	November 28, 2025	December 1, 2025	5,402	$136,527
Total			31,956	$808,058

The following table summarizes the total shares reinvested during the year-ended December 31, 2024:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
November 28, 2024	November 28, 2024	December 2, 2024	1,370	$34,348
Total			1,370	$34,348

There were no shares reinvested during the period ended December 31, 2023.

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

8.
Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per Share for the years ended December 31, 2025 and December 31, 2024, and for the period ended December 31, 2023:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the Period from June 8, 2023 (Inception) to December 31, 2023
Net increase (decrease) in net assets from operations	$12,085,915	$9,755,205	$—
Weighted average common shares outstanding	5,380,023	4,439,657	—
Earnings per common share-basic and diluted	$2.25	$2.20	$—

9. Tax Information

The tax character of distributions during the years ended December 31, 2025 and December 31, 2024, and for the period ended December 31, 2023, was as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the Period from June 8, 2023 (Inception) to December 31, 2023
Distributions paid from:
Ordinary Income	12,949,374	8,163,477	-
Net Long-Term Capital Gains	-	-	-
Total Taxable Distributions	12,949,374	8,163,477	-

As of December 31, 2025, December 31, 2024, and December 31, 2023, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Undistributed Ordinary Income – Net	$1,383,545	$2,142,103	$—
Undistributed Long-Term Income – Net	108,328	—	—
Total Undistributed Earnings	1,491,873	2,142,103	—
Other Losses	—	—	—
Unrealized Earnings (Losses) – Net	(257,034)	586,516	—
Other Temporary Differences	—	(73,314)	—
Total Accumulated Earnings (Losses) – Net	$1,234,839	$2,655,305	$—

There were no differences between GAAP-basis and tax basis unrealized gains (losses).

In order to present certain components of the Fund’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Fund’s accounts. These reclassifications have no impact on the NAV of the Fund’s and result primarily from the re-designation of dividends and the tax treatment of fee income.

	December 31, 2025	December 31, 2024	December 31, 2023
Paid-in capital in excess of par	$542,388	$(1,048,958)	$—
Accumulated undistributed net investment income (loss)	$(739,209)	$899,219	$—
Accumulated net realized gain (loss)	$196,821	$149,739	$—

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

11. Financial Highlights and Senior Securities

Below is the schedule of financial highlights of the Fund for Class I shares for the years ended December 31, 2025 and December 31, 2024:

Per Share Data: (1)	For the year ended December 31, 2025	For the year ended December 31, 2024
Net asset value, beginning of period	$25.36	$25.00
Net investment income (loss)	2.40	2.07
Net realized and unrealized gains (losses) on investments	(0.15)	0.12
Net increase (decrease) in net assets resulting from operations	2.25	2.19
Distributions to shareholders	(2.41)	(1.83)
Net asset value, end of period	$25.20	$25.36
Shares outstanding, end of period	6,468,498	4,595,221
Total return at net asset value before incentive fees(2)(3)	10.20%	9.59%
Total return at net asset value after incentive fees(2)(3)	9.27%	8.95%
Ratio/Supplemental Data:
Net assets, end of period	$163,008,247	$116,526,076
Ratio of total expenses to weighted average net assets(4)	14.36%	20.07%
Ratio of net expenses to weighted average net assets(4)	12.80%	15.87%
Ratio of net investment income (loss) before waivers to weighted average net assets (4)	8.05%	8.30%
Ratio of net investment income (loss) after waivers to weighted average net assets(4)	9.62%	12.50%
Ratio of interest and credit facility expenses to weighted average net assets(4)	9.43%	13.15%
Ratio of incentive fees to weighted average net assets(4)	1.09%	0.61%
Portfolio turnover rate(3)	26.81%	8.86%
Asset coverage ratio(5)	190%	167%

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
(3)
Not annualized for the year ended December 31, 2024.
(4)
Annualized, except for offering, incentive fees, and organizational expenses, for the year ended December 31, 2024.
(5)
Asset coverage ratio is equal to (i) the sum of (A) net assets at end of period and (B) debt outstanding at end of period, divided by (ii) total debt outstanding at the end of the period.

Information about our senior securities is shown in the following table as of December 31, 2025, December 31, 2024 and December 31, 2023.

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Scotia Credit Facility
December 31, 2025	34,500,000	1.90	—	N/A
December 31, 2024	14,000,000	1.67	—	N/A
December 31, 2023	—	—	—	N/A
Scotia Term Loan
December 31, 2025	25,000,000	1.90	—	N/A
December 31, 2024	25,000,000	1.67	—	N/A
December 31, 2023	—	—	—	N/A
ABPLF Credit Facility
December 31, 2025	12,000,000	1.90	—	N/A
December 31, 2024	33,750,000	1.67	—	N/A
December 31, 2023	—	—	—	N/A
ABPLF Term Loan
December 31, 2025	110,000,000	1.90	—	N/A
December 31, 2024	100,000,000	1.67	—	N/A
December 31, 2023	—	—	—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period presented.
(2)
Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is calculated on a consolidated basis.
(3)
The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “—“ in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)
Not applicable because the senior securities are not registered for public trading.

As of December 31, 2025 and December 31, 2024, the aggregate principal amount of indebtedness outstanding was $181,500,000 and $172,750,000.

12. Subsequent Events

Subsequent events after the date of the Consolidated Statements of Assets and Liabilities have been evaluated through the date the consolidated financial statements were issued. The Fund has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements other than disclosed below.

On February 4, 2026, the Adviser received a new SEC exemptive order for simplified co-investment relief (the “New Order”) that supersedes the prior order. The New Order permits us to co-invest with our affiliates to a greater degree that was previously permitted under the prior order.

On February 9, 2026, ABPLF entered into the second amendment (the “Second ABPLF Credit Facility Amendment”) to the ABPLF Credit Facility. The Amendment, among other changes, (i) decreased the ABPLF Credit Facility’s applicable margin for Class A-R Loans and Class A-T Loans from 1.95% to 1.80% until the last day of the reinvestment period and from 2.45% to 2.30% after the last day of the reinvestment period, (ii) decreased the interest rate cap from 2.25% to 1.80% during the reinvestment period and from 2.45% to 2.30% after the end of the reinvestment period, (iii) extended the stated maturity date to February 9, 2035 and (iv) extended the reinvestment period to February 9, 2028.