Form 10-Q
period 2026-03-31
AB Private Lending Fund
filed 2026-05-15
CIK 1982701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01744

AB Private Lending Fund

(Exact name of registrant as specified in its charter)

Delaware	93-6555027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of Registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 15, 2026, was 6,581,988, 0, and 0 of Class I, Class S and Class D common shares, respectively.

AB PRIVATE LENDING FUND

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

Item 1. Consolidated Financial Statements

AB Private Lending Fund

Consolidated Statements of Assets and Liabilities

	As of March 31, 2026 (unaudited)	As of December 31, 2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $373,539,739 and $339,543,734, respectively)	$370,096,324	$339,286,700
Total investments, at fair value (amortized cost of $373,539,739 and $339,543,734, respectively)	370,096,324	339,286,700
Cash and cash equivalents	18,878,259	7,449,117
Deferred financing cost	1,417,577	898,887
Interest receivable	1,425,781	1,463,198
Due to/from Feeder	21,248	21,248
Prepaid expenses	82,076	—
Receivable for investments sold	645,895	449
Receivable due from Adviser	1,815,824	1,707,910
Total assets	$394,382,984	$350,827,509
Liabilities
Term loan payable (net of debt issuance costs of $911,299 and $577,856, respectively)	$134,088,701	$134,422,144
Credit facility payable	80,250,000	46,500,000
Income distribution payable	1,353,474	1,293,700
Interest and borrowing expenses payable	1,470,392	1,322,949
Professional fees payable	396,700	249,197
Management fees payable	3,166,111	2,650,101
Incentive fee payable	411,294	483,747
Accrued expenses and other liabilities	30,664	30,005
Administrator and custodian fees payable	409,431	363,794
Payable for investments purchased	5,874,163	495,938
Transfer agent fees payable	8,268	7,687
Directors’ fees payable	43,097	—
Total liabilities	$227,502,295	$187,819,262
Commitments and contingencies (see Note 6)
Net Assets
Common shares, par value $0.01 per share (unlimited shares authorized, 6,767,371 and 6,468,498 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	67,674	64,685
Paid-in capital in excess of par value	169,216,385	161,708,723
Distributable earnings (accumulated loss)	(2,403,370)	1,234,839
Total net assets	$166,880,689	$163,008,247
Total liabilities and net assets	$394,382,984	$350,827,509
Net asset value per share	$24.66	$25.20

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Investment Income
From non-controlled/non-affiliated investments:
Interest income, net of amortization/accretion	$8,046,154	$7,267,220
Payment-in-kind interest	91,011	43,553
Dividend income	27,857	67,958
Total investment income	8,165,022	7,378,731
Expenses:
Interest and borrowing expenses	3,359,305	3,345,519
Offering costs	—	400,832
Income-based incentive fee	411,294	295,101
Other expenses	95,128	126,964
Management fees	516,010	365,133
Professional fees	614,814	651,736
Directors' fees	44,017	51,313
Trustees’ fees	10,500	10,382
Capital gains incentive fee	—	1,300
Administration and custodian fees	45,637	60,070
Transfer agent fees	8,268	5,963
Total expenses	5,104,973	5,314,313
Less: expenses reimbursed by the Adviser	(520,647)	(1,015,155)
Net expenses	4,584,326	4,299,158
Net investment income before taxes	3,580,696	3,079,573
Income tax expense, including excise tax	44,575	—
Net investment income	3,536,121	3,079,573
Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	20,060	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(3,186,381)	10,397
Net realized and change in unrealized gains (losses) on investment transactions	(3,166,321)	10,397
Net increase in net assets resulting from operations	369,800	3,089,970
Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.53	$0.66
Earnings per share (basic and diluted):	0.06	0.66
Weighted average shares outstanding:	6,679,238	4,676,871

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Units Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at December 31, 2025	6,468,498	$64,685	$161,708,723	$1,234,839	$163,008,247
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	3,536,121	3,536,121
Net realized gain (loss) on investments	—	—	—	20,060	20,060
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(3,186,381)	(3,186,381)
Capital Transactions:
Issuance of common shares	277,013	2,770	6,959,013	—	6,961,783
Issuance of common shares pursuant to distribution reinvestment plan	21,860	219	548,649	—	548,868
Redemption of common shares	—	—	—	—	—
Distributions to shareholders	—	—	—	(4,008,009)	(4,008,009)
Total increase (decrease) for the three months ended March 31, 2026	298,873	2,989	7,507,662	(3,638,209)	3,872,442
Net assets at March 31, 2026	6,767,371	$67,674	$169,216,385	$(2,403,370)	$166,880,689
Distributions declared per share	—	—	—	$0.60	$0.60

Net assets at December 31, 2024	4,595,221	$45,953	$113,839,437	$2,640,686	$116,526,076
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	3,079,573	3,079,573
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	10,397	10,397
Capital Transactions:
Issuance of common shares	98,612	986	2,499,014	—	2,500,000
Issuance of common shares pursuant to distribution reinvestment plan	4,298	43	108,765	—	108,808
Redemption of common shares	—	—	—	—	—
Distributions to shareholders	—	—	—	(3,131,928)	(3,131,928)
Total increase (decrease) for the three months ended March 31, 2025	102,910	1,029	2,607,779	(41,958)	2,566,850
Net assets at March 31, 2025	4,698,131	$46,982	$116,447,216	$2,598,728	$119,092,926
Distributions declared per share	—	—	—	$0.66	$0.66

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$369,800	$3,089,970
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(39,737,747)	(11,751,464)
Proceeds from sales of investments and principal repayments	6,138,194	24,433,408
Payment-in-kind investments	(169,289)	(43,553)
Net realized (gain) loss on investments	(20,060)	—
Net change in unrealized (appreciation) depreciation on investments	3,186,381	(10,397)
Amortization of premium and accretion of discount, net	(207,103)	(217,765)
Amortization of debt issuance and deferred financing costs	501,110	350,030
Amortization of deferred offering costs	—	400,831
Increase or decrease in operating assets and liabilities:
(Increase) decrease in interest receivable	37,417	(23,675)
(Increase) decrease in receivable for investments sold	(645,446)	2,920
(Increase) decrease in prepaid expenses	(82,076)	36,875
(Increase) decrease in receivable due from Adviser	(107,914)	(484,439)
Increase (decrease) in interest and borrowing expenses payable	147,443	(217,187)
Increase (decrease) in organization expense payable	—	(51,314)
Increase (decrease) in payable to Adviser	—	(148,778)
Increase (decrease) in incentive fee payable	(72,453)	296,401
Increase (decrease) in management fees payable	516,010	365,132
Increase (decrease) in professional fees payable	147,503	248,838
Increase (decrease) in directors’ fees payable	43,097	—
Increase (decrease) in accrued expenses and other liabilities	659	49,158
Increase (decrease) in administrator and custodian fees payable	45,637	60,070
Increase (decrease) in transfer agent fees payable	581	5,964
Increase (decrease) payable for investments purchased	5,378,225	(1,938,188)
Net cash provided by (used for) operating activities	(24,530,031)	14,452,837
Cash flows from financing activities
Issuance of common shares	6,961,783	2,500,000
Distributions paid	(3,399,367)	(2,071,748)
Financing costs paid	(1,353,243)	(164,830)
Borrowings on credit facilities	72,250,000	10,000,000
Repayments of credit facilities	(38,500,000)	(15,000,000)
Net cash provided by (used for) financing activities	35,959,173	(4,736,578)
Net increase in (decrease) in cash	11,429,142	9,716,259
Cash and cash equivalents, beginning of period	7,449,117	11,736,791
Cash and cash equivalents, end of period	$18,878,259	$21,453,050
Supplemental and non-cash financing activities
Cash paid during the period for interest	$2,767,415	$3,168,388
Issuance of common shares pursuant to distribution reinvestment plan	$548,868	$108,808

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Investments at Fair Value — 221.77%								(1)(2)(3)(4) (12)(15)
US Corporate Debt —218.73%
1st Lien/Senior Secured Debt — 218.35%
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw	8.76% (S + 5.00%; 0.75% Floor)	12/22/2027	219,913	217,009	219,913	(6)
AAH Topco, LLC	Health Care Providers & Services	Term Loan	9.01% (S + 5.25%; 0.75% Floor)	12/22/2027	2,550,056	2,523,350	2,550,056
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw	9.01% (S + 5.25%; 0.75% Floor)	12/22/2027	2,838,091	2,808,367	2,838,091
AAH Topco, LLC	Health Care Providers & Services	Revolver	— (S + 5.25%; 0.75% Floor)	12/22/2027	—	(2,701)	—	(6)(7)
Admiral Buyer, Inc.	Financial Services	Delayed Draw	8.66% (S + 5.00%; 0.75% Floor)	12/6/2029	51,882	51,394	51,592	(6)
Admiral Buyer, Inc.	Financial Services	Term Loan	8.69% (S + 5.00%; 0.75% Floor)	12/6/2029	200,543	198,900	199,540
Admiral Buyer, Inc.	Financial Services	Delayed Draw	— (S + 5.00%; 0.75% Floor)	12/6/2029	—	(146)	(95)	(6)(7)
Admiral Buyer, Inc.	Financial Services	Term Loan	8.69% (S + 5.00%; 0.75% Floor)	12/6/2029	3,944,951	3,905,087	3,925,226
Admiral Buyer, Inc.	Financial Services	Delayed Draw	8.67% (S + 5.00%; 0.75% Floor)	12/6/2029	198,944	196,693	197,949
Admiral Buyer, Inc.	Financial Services	Revolver	— (S + 5.00%; 0.75% Floor)	12/6/2029	—	(4,511)	(2,438)	(6)(7)
AHEAD DB HOLDINGS LLC	IT Services	Term Loan	6.19% (S + 2.50%; 0.75% Floor)	2/1/2031	994,987	992,647	979,287	(10)
ALBION JVCO LTD	Machinery	Term Loan	6.66% (S + 3.00%; 0.50% Floor)	5/30/2031	997,487	997,487	995,931	(10)
ALERA GROUP INC	Insurance	Term Loan	6.41% (S + 2.75%; 0.50% Floor)	5/30/2032	498,750	493,829	483,049	(10)
ALKERMES PLC	Biotechnology	Term Loan	6.41% (S + 2.75%; 0.00% Floor)	1/28/2031	130,000	129,681	130,894	(10)
ALLIANT HOLDINGS LP	Insurance	Term Loan	6.16% (S + 2.50%; 0.00% Floor)	9/19/2031	997,487	990,132	988,869	(10)
Amercare Royal LLC	Commercial Services & Supplies	Term Loan	8.66% (S + 5.00%; 1.00% Floor)	9/10/2030	998,071	989,978	985,595
Amercare Royal LLC	Commercial Services & Supplies	Revolver	8.66% (S + 5.00%; 1.00% Floor)	9/10/2030	91,712	90,557	89,840	(6)
Amercare Royal LLC	Commercial Services & Supplies	Delayed Draw	— (S + 5.00%; 1.00% Floor)	9/10/2030	—	—	(1,741)	(6)(7)
Amercare Royal LLC	Commercial Services & Supplies	Delayed Draw	8.66% (S + 5.00%; 1.00% Floor)	9/10/2030	158,952	157,697	156,965
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw	9.04% (S + 5.25%; 0.75% Floor)	9/16/2027	1,091,055	1,080,787	1,088,146	(6)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw	9.04% (S + 5.25%; 1.00% Floor)	9/16/2027	800,740	793,148	798,738
Amivie Acquisition, Inc.	Health Care Providers & Services	Term Loan	9.04% (S + 5.25%; 1.00% Floor)	9/16/2027	2,095,902	2,075,906	2,090,663
Amivie Acquisition, Inc.	Health Care Providers & Services	Revolver	— (S + 5.25%; 1.00% Floor)	9/16/2027	—	(2,911)	(832)	(6)(7)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw	9.04% (S + 5.25%; 1.00% Floor)	9/16/2027	1,063,187	1,056,894	1,060,529
AppViewX, Inc.	Software	Term Loan	8.99% (S + 5.25%; 0.75% Floor)	12/24/2031	797,342	790,452	773,422

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
AppViewX, Inc.	Software	Revolver	— (S + 5.25%; 0.75% Floor)	12/24/2031	—	(819)	(2,990)	(6)(7)
AppViewX, Inc.	Software	Delayed Draw	— (S + 5.25%; 0.75% Floor)	12/24/2031	—	—	(2,060)	(6)(7)
ARDONAGH MIDCO 3 LIMITED	Insurance	Term Loan	6.37% (S + 2.75%; 0.00% Floor)	2/15/2031	498,750	488,775	486,595	(10)
ASCEND LEARNING LLC	Professional Services	Term Loan	6.66% (S + 3.00%; 0.50% Floor)	12/11/2028	992,481	992,481	967,669	(10)
ASURION GROUP INC	Wireless Telecommunication Services	Term Loan	8.01% (S + 4.35%; 0.00% Floor)	8/19/2028	57,989	57,989	57,906	(10)
ATHENAHEALTH GROUP INC	Health Care Technology	Term Loan	6.41% (S + 2.75%; 0.50% Floor)	1/26/2029	498,741	495,767	488,766	(10)
Azurite Intermediate Holdings, Inc.	Software	Term Loan	9.66% (S + 6.00%; 0.75% Floor)	3/19/2031	919,753	908,759	901,358
Azurite Intermediate Holdings, Inc.	Software	Revolver	— (S + 6.00%; 0.75% Floor)	3/19/2031	—	(3,644)	(6,690)	(6)(7)
Azurite Intermediate Holdings, Inc.	Software	Delayed Draw	9.66% (S + 6.00%; 0.75% Floor)	3/19/2031	2,090,347	2,065,970	2,048,540
BAIN CAPITAL LP	Software	Term Loan	7.41% (S + 3.75%; 0.50% Floor)	11/28/2028	498,744	449,685	477,393	(10)
BALBOA HOLDINGS LP	Software	Term Loan	6.94% (S + 3.25%; 0.00% Floor)	3/21/2031	500,000	469,840	456,500	(10)
BC PARTNERS HOLDINGS LTD	Commercial Services & Supplies	Term Loan	6.42% (S + 2.75%; 0.00% Floor)	2/1/2029	498,741	498,741	495,000	(10)
BHG Holdings, LLC	Health Care Providers & Services	Term Loan	9.16% (S + 5.50%; 0.75% Floor)	4/22/2032	1,841,694	1,812,628	1,827,881
BHG Holdings, LLC	Health Care Providers & Services	Delayed Draw	— (S + 5.25%; 0.75% Floor)	4/22/2032	—	(4,025)	—	(6)(7)
BHG Holdings, LLC	Health Care Providers & Services	Revolver	— (S + 5.25%; 0.75% Floor)	4/22/2032	—	(3,546)	(1,750)	(6)(7)
BLACKSTONE INC	Electrical Equipment	Term Loan	5.92% (S + 2.25%; 0.00% Floor)	5/4/2030	416,850	415,928	416,121	(10)
BLACKSTONE INC	Electrical Equipment	Term Loan	5.94% (S + 2.25%; 0.00% Floor)	8/4/2031	575,650	574,338	574,211	(10)
Bonterra LLC	Diversified Consumer Services	Term Loan	8.44% (S + 4.75%; 0.75% Floor)	3/5/2032	816,056	808,828	805,855
Bonterra LLC	Diversified Consumer Services	Delayed Draw	8.44% (S + 4.75%; 0.75% Floor)	3/5/2032	88,889	88,131	87,778
Bonterra LLC	Diversified Consumer Services	Revolver	8.43% (S + 4.75%; 0.75% Floor)	3/5/2032	24,000	23,213	22,889	(6)
BOOTS GROUP FINCO L.P.	Personal Care Products	Term Loan	6.92% (S + 3.25%; 0.00% Floor)	7/22/2032	189,525	189,081	189,999	(10)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	8.69% (S + 5.00%; 1.00% Floor)	12/31/2027	803,108	799,916	803,108
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw	8.69% (S + 5.00%; 1.00% Floor)	12/31/2027	1,806,323	1,799,252	1,806,323
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	8.69% (S + 5.00%; 1.00% Floor)	12/31/2027	1,158,312	1,153,708	1,158,312
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw	8.69% (S + 5.00%; 1.00% Floor)	12/31/2027	917,069	913,480	917,069
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw	8.69% (S + 5.00%; 1.00% Floor)	12/31/2027	703,797	701,042	703,797
Brightspot Buyer, Inc.	Media	Term Loan	10.27% (S + 6.50%; 0.75% Floor)	11/16/2027	345,334	341,368	338,428
Brightspot Buyer, Inc.	Media	Term Loan	10.27% (S + 6.50%; 0.75% Floor)	11/16/2027	1,704,996	1,685,415	1,670,896
Brightspot Buyer, Inc.	Media	Revolver	10.27% (S + 6.50%; 0.75% Floor)	11/16/2027	33,610	31,484	29,577	(6)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Term Loan	8.44% (S + 4.75%; 0.75% Floor)	6/30/2028	1,779,226	1,763,298	1,770,330

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Revolver	8.44% (S + 4.75%; 0.75% Floor)	6/30/2028	11,524	9,579	10,371	(6)
Businessolver.com, Inc.	Professional Services	Term Loan	8.19% (S + 4.50%; 0.75% Floor)	12/3/2032	3,917,064	3,915,140	3,809,344
Businessolver.com, Inc.	Professional Services	Delayed Draw	— (S + 4.50%; 0.75% Floor)	12/3/2032	—	(1,312)	(13,757)	(6)(7)
Businessolver.com, Inc.	Professional Services	Revolver	— (S + 4.50%; 0.75% Floor)	12/3/2032	—	(1,169)	(6,740)	(6)(7)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	9.01% (S + 5.25%; 1.00% Floor)	11/23/2027	951,218	940,994	951,218
BV EMS Buyer, Inc	Health Care Technology	Revolver	9.01% (S + 5.25%; 1.00% Floor)	11/23/2027	66,557	65,213	66,557	(6)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	9.01% (S + 5.25%; 1.00% Floor)	11/23/2027	190,691	189,273	190,691
BV EMS Buyer, Inc	Health Care Technology	Term Loan	9.01% (S + 5.25%; 1.00% Floor)	11/23/2027	375,426	372,047	375,426
BV EMS Buyer, Inc	Health Care Technology	Term Loan	9.01% (S + 5.25%; 1.00% Floor)	11/23/2027	1,270,810	1,257,803	1,270,810
BV EMS Buyer, Inc	Health Care Technology	Delayed Draw	9.01% (S + 5.25%; 1.00% Floor)	11/23/2027	1,281,697	1,268,661	1,281,697
CARDONE CAPITAL LLC	Software	Term Loan	6.92% (S + 3.25%; 0.00% Floor)	7/2/2031	994,975	990,244	950,330	(10)
Cerifi, LLC	Financial Services	Term Loan	9.51% (S + 5.75%; 1.00% Floor)	3/31/2028	2,559,873	2,508,982	2,483,077
Cerifi, LLC	Financial Services	Revolver	9.51% (S + 5.75%; 1.00% Floor)	4/1/2027	137,122	135,292	133,008
CHARIOT BUYER LLC	Electrical Equipment	Term Loan	6.41% (S + 2.75%; 0.00% Floor)	7/22/2032	595,500	595,500	589,331	(10)
CLARITEV CORP	Financial Services	Term Loan	7.41% (S + 3.75%; 0.50% Floor)	12/31/2030	496,241	491,722	494,132	(10)
CLARIVATE PLC	Software	Term Loan	6.41% (S + 2.75%; 0.00% Floor)	1/25/2031	1,000,000	905,000	860,630	(10)
CLAYTON DUBILIER & RICE LLC	Financial Services	Term Loan	6.16% (S + 2.50%; 0.00% Floor)	9/15/2031	498,747	497,526	481,964	(10)
CLOVER HOLDINGS 2 LLC	IT Services	Term Loan	7.67% (S + 4.00%; 0.00% Floor)	10/31/2031	500,000	472,500	478,125	(10)
CLYDESDALE ACQUISITION HOLDINGS INC	Containers & Packaging	Term Loan	6.84% (S + 3.17%; 0.50% Floor)	4/13/2029	1,000,000	1,000,847	951,700	(10)
COLUMBUS MCKINNON CORP/NY	Machinery	Term Loan	7.19% (S + 3.50%; 0.50% Floor)	1/21/2033	141,284	139,895	140,577	(10)
Contruent Intermediate Company	Construction & Engineering	Term Loan	9.42% (S + 5.75%; 0.75% Floor)	11/14/2031	3,228,442	3,182,744	3,147,731
Contruent Intermediate Company	Construction & Engineering	Delayed Draw	— (S + 5.25%; 0.75% Floor)	11/14/2031	—	—	(9,313)	(6)(7)
Contruent Intermediate Company	Construction & Engineering	Revolver	— (S + 5.25%; 0.75% Floor)	11/14/2031	—	(3,494)	(6,209)	(6)(7)
COTIVITI INC	Health Care Technology	Term Loan	6.41% (S + 2.75%; 0.00% Floor)	5/1/2031	994,950	969,356	914,737	(10)
CYBERSWIFT US FINCO, LLC	Software	Term Loan	7.67% (S + 4.00%; 0.00% Floor)	9/22/2032	500,000	492,500	491,250	(10)
DA Blocker Corp.	Diversified Consumer Services	Term Loan	8.44% (S + 4.75%; 0.75% Floor)	2/10/2032	705,882	699,694	697,059	(8)
DA Blocker Corp.	Diversified Consumer Services	Revolver	8.44% (S + 4.75%; 0.75% Floor)	2/10/2032	2,941	2,315	2,022	(6)(8)
DA Blocker Corp.	Diversified Consumer Services	Delayed Draw	— (S + 4.75%; 0.75% Floor)	2/10/2032	—	(929)	(1,654)	(6)(7)(8)
Datacor, Inc.	Chemicals	Term Loan	10.16% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/11/2030	7,014,250	7,010,610	6,944,108
Datacor, Inc.	Chemicals	Revolver	— (S + 4.50%; 1.00% Floor)	3/11/2030	—	(2,105)	(2,759)	(6)(7)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
DAYFORCE BIDCO, LLC	Software	Term Loan	6.66% (S + 3.00%; 0.00% Floor)	10/7/2032	500,000	465,625	472,360	(10)
DEEP BLUE OPERATING I LLC	Oil, Gas & Consumable Fuels	Term Loan	6.41% (S + 2.75%; 0.00% Floor)	9/17/2032	610,000	608,559	611,525	(10)
DeLorean Purchaser, Inc.	Health Care Technology	Term Loan	8.44% (S + 4.75%; 0.75% Floor)	12/16/2031	860,870	849,786	847,957
DeLorean Purchaser, Inc.	Health Care Technology	Revolver	— (S + 4.75%; 0.75% Floor)	12/16/2031	—	(1,596)	(1,957)	(6)(7)
DG INVESTMENT INTERMEDIATE HOLDINGS 2 IN	Commercial Services & Supplies	Term Loan	6.91% (S + 3.25%; 0.00% Floor)	7/1/2032	508,725	508,725	508,089	(10)
DLRdmv, LLC	Automobiles	Term Loan	8.92% (S + 5.25%; 1.00% Floor)	5/7/2032	864,502	856,675	855,857
DLRdmv, LLC	Automobiles	Delayed Draw	— (S + 1.00%; 1.00% Floor)	5/7/2032	—	(508)	(581)	(6)(7)
DLRdmv, LLC	Automobiles	Revolver	— (S + 5.25%; 1.00% Floor)	5/7/2032	—	(1,015)	(1,161)	(6)(7)
DRAGON BUYER, INC.	Software	Term Loan	6.44% (S + 2.75%; 0.00% Floor)	9/24/2031	499,735	448,512	473,189	(10)
EET Buyer, Inc.	Construction & Engineering	Term Loan	8.63% (S + 5.00%; 0.75% Floor)	11/8/2027	1,329,305	1,325,985	1,306,042
EET Buyer, Inc.	Construction & Engineering	Term Loan	8.63% (S + 5.00%; 0.75% Floor)	11/8/2027	2,740,610	2,733,767	2,692,650
EET Buyer, Inc.	Construction & Engineering	Revolver	— (S + 5.00%; 0.75% Floor)	11/8/2027	—	(867)	(6,647)	(6)(7)
Einstein Parent, Inc.	Software	Revolver	— (S + 5.25%; 0.75% Floor)	1/22/2031	—	(1,511)	(3,281)	(6)(7)
Einstein Parent, Inc.	Software	Term Loan	8.91% (S + 5.25%; 0.75% Floor)	1/22/2031	906,250	890,717	874,531
EMBECTA CORP	Health Care Equipment & Supplies	Term Loan	6.66% (S + 3.00%; 0.50% Floor)	1/27/2029	406,621	405,608	406,390	(10)
ENSEMBLE RCM LLC	Health Care Technology	Term Loan	6.65% (S + 3.00%; 0.00% Floor)	1/27/2033	500,000	499,383	493,645	(10)
EQT AB	Software	Term Loan	6.69% (S + 3.00%; 0.00% Floor)	9/1/2031	50,000	50,000	49,500	(10)
Exterro, Inc.	Software	Revolver	— (S + 5.25%; 1.00% Floor)	6/1/2027	—	—	(3,899)	(6)(7)
Exterro, Inc.	Software	Term Loan	8.91% (S + 5.25%; 1.00% Floor)	6/1/2027	2,165,126	2,150,149	2,138,062
Exterro, Inc.	Software	Delayed Draw	— (S + 5.25%; 1.00% Floor)	6/1/2027	—	(2,364)	(5,219)	(6)(7)
Exterro, Inc.	Software	Term Loan	8.91% (S + 5.25%; 1.00% Floor)	6/1/2027	3,621,126	3,621,126	3,575,862
FirstEnroll LLC	Insurance	Term Loan	8.41% (S + 4.75%; 1.00% Floor)	9/19/2031	6,159,118	6,073,174	6,066,731
FirstEnroll LLC	Insurance	Revolver	— (S + 4.75%; 1.00% Floor)	9/19/2031	—	(4,913)	(5,385)	(6)(7)
Foundation Risk Partners, Corp.	Insurance	Term Loan	8.44% (S + 4.75%; 0.75% Floor)	10/29/2030	4,065,152	4,065,152	4,065,152
Foundation Risk Partners, Corp.	Insurance	Delayed Draw	8.44% (S + 4.75%; 0.75% Floor)	10/29/2030	884,142	884,142	884,142
Foundation Risk Partners, Corp.	Insurance	Revolver	8.44% (S + 4.75%; 0.75% Floor)	10/29/2029	83,836	83,836	83,836	(6)
Foundation Risk Partners, Corp.	Insurance	Term Loan	8.44% (S + 4.75%; 0.75% Floor)	10/29/2030	86,980	86,980	86,980
Foundation Risk Partners, Corp.	Insurance	Delayed Draw	8.44% (S + 4.75%; 0.75% Floor)	10/29/2030	351,563	351,563	351,563
FREEPORT LNG INVESTMENTS LLLP	Energy Equipment & Services	Term Loan	6.89% (S + 3.25%; 0.00% Floor)	1/9/2033	910,000	905,511	909,245	(10)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
FULLSTEAM OPERATIONS, LLC	Software	Term Loan	8.88% (S + 5.25%; 0.75% Floor)	8/8/2031	4,589,741	4,547,563	4,497,946
FULLSTEAM OPERATIONS, LLC	Software	Delayed Draw	— (S + 5.25%; 0.75% Floor)	8/8/2031	—	(6,853)	(22,949)	(6)(7)
FULLSTEAM OPERATIONS, LLC	Software	Revolver	— (S + 5.25%; 0.75% Floor)	8/8/2031	—	(4,562)	(10,199)	(6)(7)
Fusion Holding, Corp.	Software	Term Loan	10.16% (S + 6.25%; 0.75% Floor; 2.00% PIK)	9/14/2029	5,443,066	5,443,066	5,089,267
Fusion Holding, Corp.	Software	Revolver	11.81% (S + 5.25%; 0.75% Floor)	9/15/2028	12,503	12,503	(17,124)	(6)(7)
Garnett Station Partners, LLC	Financial Services	Term Loan	9.17% (S + 5.50%; 2.00% Floor)	12/23/2031	1,655,330	1,627,376	1,634,638
Garnett Station Partners, LLC	Financial Services	Revolver	— (S + 5.50%; 2.00% Floor)	12/23/2031	—	(6,386)	(4,775)	(6)(7)
GC TWO HOLDINGS INC	Financial Services	Term Loan	6.66% (S + 3.00%; 0.00% Floor)	8/9/2030	997,500	996,328	983,994	(10)
GENERAL ATLANTIC LP	Insurance	Term Loan	6.41% (S + 2.75%; 0.50% Floor)	2/15/2031	498,744	484,829	482,365	(10)
GIANT INVESTMENT CO LTD	Leisure Products	Term Loan	6.53% (S + 2.86%; 0.00% Floor)	3/13/2028	498,688	468,143	468,557	(10)
GRANT THORNTON ADVISORS LLC	Professional Services	Term Loan	6.41% (S + 2.75%; 0.00% Floor)	6/2/2031	498,744	498,744	463,572	(10)
Greenhouse Software, Inc.	Professional Services	Term Loan	9.44% (S + 5.75%; 1.00% Floor)	9/1/2028	5,500,000	5,486,931	5,445,000
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw	9.44% (S + 5.75%; 0.75% Floor)	6/1/2029	519,198	510,594	511,211	(6)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Term Loan	9.44% (S + 5.75%; 0.75% Floor)	6/1/2029	2,436,811	2,422,556	2,412,443
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw	9.44% (S + 5.75%; 0.75% Floor)	6/1/2029	3,063,189	3,045,379	3,032,557
GS AcquisitionCo, Inc.	Professional Services	Term Loan	8.94% (S + 5.25%; 1.00% Floor)	5/25/2028	780,888	778,863	763,318
GS AcquisitionCo, Inc.	Professional Services	Revolver	8.94% (S + 5.25%; 1.00% Floor)	5/25/2028	16,234	16,152	15,537	(6)
GS AcquisitionCo, Inc.	Professional Services	Delayed Draw	8.94% (S + 5.25%; 0.75% Floor)	5/25/2028	15,088	15,085	14,862	(6)
GTCR EVEREST BORROWER, LLC	Financial Services	Term Loan	6.19% (S + 2.50%; 0.00% Floor)	9/5/2031	357,305	357,305	354,460	(10)
HIG Operations Holdings, INC	Insurance	Term Loan	8.16% (S + 4.50%; 1.00% Floor)	6/11/2031	4,844,643	4,844,643	4,844,643
HireVue, Inc.	Professional Services	Term Loan	11.41% (S + 7.75%; 1.00% Floor)	5/3/2029	4,206,817	4,178,171	3,786,135
HireVue, Inc.	Professional Services	Revolver	11.42% (S + 7.75%; 1.00% Floor)	5/3/2029	546,340	542,821	491,706	(6)
HireVue, Inc.	Professional Services	Delayed Draw	11.41% (S + 7.75%; 1.00% Floor)	5/3/2029	126,346	126,346	53,561	(6)
HITRUST Services, LLC	Health Care Technology	Term Loan	8.19% (S + 4.50%; 0.75% Floor)	3/15/2032	809,524	802,316	805,476
HITRUST Services, LLC	Health Care Technology	Revolver	— (S + 4.50%; 0.75% Floor)	3/14/2031	—	(1,577)	(952)	(6)(7)
HOLOGIC INC	Health Care Equipment & Supplies	Term Loan	6.43% (S + 2.25%; 0.00% Floor)	1/15/2033	500,000	498,750	493,750	(10)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw	— (S + 5.75%; 1.00% Floor)	10/15/2027	—	(1,134)	—	(6)(7)
Honor HN Buyer, Inc.	Health Care Providers & Services	Term Loan	9.59% (S + 5.75%; 1.00% Floor)	10/15/2027	1,037,960	1,037,960	1,037,960
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw	9.59% (S + 5.75%; 1.00% Floor)	10/15/2027	654,775	654,775	654,775

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Honor HN Buyer, Inc.	Health Care Providers & Services	Revolver	11.50% (S + 5.75%; 1.00% Floor)	10/15/2027	14,643	14,643	14,643	(6)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw	9.59% (S + 5.75%; 1.00% Floor)	10/15/2027	976,997	975,095	976,997
HP PHRG BORROWER, LLC	Diversified Consumer Services	Term Loan	7.69% (S + 4.00%; 0.00% Floor)	2/13/2032	496,250	493,919	491,288	(10)
Hunter Communications & Technologies LLC	Diversified Telecommunication Services	Term Loan	8.41% (S + 4.75%; 0.75% Floor)	3/31/2032	2,520,285	2,495,093	2,495,082
Hunter Communications & Technologies LLC	Diversified Telecommunication Services	Delayed Draw	8.41% (S + 4.75%; 0.75% Floor)	3/31/2032	190,724	182,959	182,959	(6)
Hunter Communications & Technologies LLC	Diversified Telecommunication Services	Revolver	— (S + 4.75%; 0.75% Floor)	3/31/2032	—	(2,724)	(2,724)	(6)(7)
Hyscaleix Data Centers Holdings LLC	IT Services	Term Loan	9.16% (S + 5.50%; 1.00% Floor)	1/29/2031	2,587,829	2,550,090	2,549,011
Hyscaleix Data Centers Holdings LLC	IT Services	Revolver	— (S + 5.50%; 1.00% Floor)	1/29/2031	—	(5,068)	(5,246)	(6)(7)
ICON PARENT I INC.	Software	Term Loan	6.43% (S + 2.75%; 0.00% Floor)	11/13/2031	498,747	484,029	477,655	(10)
JANE STREET GROUP LLC	Capital Markets	Term Loan	5.67% (S + 2.00%; 0.00% Floor)	12/10/2031	498,684	488,701	488,995	(10)
Joink, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.25%; 1.00% Floor)	10/4/2030	—	(995)	(1,755)	(6)(7)
Joink, LLC	Diversified Telecommunication Services	Delayed Draw	8.91% (S + 5.25%; 1.00% Floor)	10/4/2030	752,328	742,250	734,429	(6)
Joink, LLC	Diversified Telecommunication Services	Term Loan	8.91% (S + 5.25%; 1.00% Floor)	10/4/2030	1,231,096	1,216,284	1,206,474
Juniper Square, Inc.	Financial Services	Term Loan	8.37% (S + 4.75%; 0.75% Floor)	11/6/2031	5,405,405	5,354,201	5,351,351
Juniper Square, Inc.	Financial Services	Revolver	— (S + 4.75%; 0.75% Floor)	11/6/2031	—	(5,049)	(5,406)	(6)(7)
Juniper Square, Inc.	Financial Services	Delayed Draw	— (S + 4.75%; 0.75% Floor)	11/6/2031	—	(11,368)	(12,162)	(6)(7)
Juniper Square, Inc.	Financial Services	Delayed Draw	— (S + 4.75%; 0.75% Floor)	11/6/2031	—	—	—	(6)
JUPITER BORROWER, INC.	Capital Markets	Term Loan	7.60% (S + 2.75%; 0.00% Floor)	3/26/2033	320,000	318,400	319,200	(10)
KASEYA INC.	Software	Term Loan	6.91% (S + 3.25%; 0.00% Floor)	3/6/2032	498,741	473,560	464,452	(10)
KKR & CO INC	Software	Term Loan	6.67% (S + 3.00%; 0.00% Floor)	7/30/2031	496,241	494,821	458,869	(10)
KKR & CO INC	Software	Term Loan	9.91% (S + 6.25%; 0.00% Floor)	2/23/2029	500,000	377,500	332,270	(10)
KKR & CO INC	Media	Term Loan	7.91% (S + 4.25%; 0.50% Floor)	5/3/2028	498,718	459,034	427,471	(10)
KPA Parent Holdings, Inc	Automobiles	Term Loan	8.16% (S + 4.50%; 0.75% Floor)	3/12/2032	804,598	797,718	794,540
KPA Parent Holdings, Inc	Automobiles	Delayed Draw	— (S + 4.50%; 0.75% Floor)	3/12/2032	—	(492)	(863)	(6)(7)
KPA Parent Holdings, Inc	Automobiles	Revolver	— (S + 4.50%; 0.75% Floor)	3/12/2032	—	(688)	(1,006)	(6)(7)
KPS CAPITAL PARTNERS LP	Chemicals	Term Loan	7.16% (S + 3.50%; 0.00% Floor)	2/6/2032	498,744	495,003	483,572	(10)
Labvantage Solutions Inc.	Pharmaceuticals	Revolver	— (S + 5.25%; 1.00% Floor)	12/23/2030	—	(1,077)	(889)	(6)(7)(8)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Term Loan	8.66% (S + 5.00%; 0.75% Floor)	3/31/2031	661,017	652,364	661,017
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Delayed Draw	8.66% (S + 5.00%; 0.75% Floor)	3/31/2031	528,714	523,041	528,714	(6)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Revolver	— (S + 5.00%; 0.75% Floor)	3/31/2031	—	(1,451)	—	(6)(7)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Term Loan	8.66% (S + 5.00%; 0.75% Floor)	3/31/2031	669,450	663,534	669,450
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Delayed Draw	— (S + 4.75%; 0.75% Floor)	3/31/2031	—	(14,526)	(15,000)	(6)(7)
LeadVenture, Inc.	Automobile Components	Term Loan	8.69% (S + 5.00%; 0.75% Floor)	6/23/2032	4,296,079	4,236,828	4,210,157
LeadVenture, Inc.	Automobile Components	Delayed Draw	8.69% (S + 5.00%; 0.75% Floor)	6/23/2032	335,010	327,271	320,641	(6)
LeadVenture, Inc.	Automobile Components	Revolver	8.67% (S + 5.00%; 0.75% Floor)	6/23/2032	18,683	13,181	10,459	(6)
Level Data, LLC	Software	Term Loan	9.17% (S + 5.50%; 0.75% Floor)	3/5/2031	1,009,161	1,000,210	981,409
Level Data, LLC	Software	Delayed Draw	— (S + 5.50%; 0.75% Floor)	3/5/2031	—	(1,281)	(6,977)	(6)(7)
Level Data, LLC	Software	Revolver	— (S + 5.50%; 0.75% Floor)	3/5/2031	—	(958)	(3,198)	(6)(7)
Lightspeed Buyer, Inc.	Health Care Technology	Term Loan	8.44% (S + 4.75%; 0.75% Floor)	2/6/2032	5,627,752	5,572,508	5,571,474
Lightspeed Buyer, Inc.	Health Care Technology	Delayed Draw	— (S + 4.75%; 0.75% Floor)	2/6/2032	—	(12,600)	(12,600)	(6)(7)
Lightspeed Buyer, Inc.	Health Care Technology	Revolver	— (S + 4.75%; 0.75% Floor)	2/6/2032	—	(8,195)	(8,400)	(6)(7)
LivTech Purchaser, Inc.	Health Care Providers & Services	Term Loan	8.69% (S + 5.00%; 0.75% Floor)	11/24/2031	410,735	407,241	401,494
LivTech Purchaser, Inc.	Health Care Providers & Services	Delayed Draw	8.66% (S + 5.00%; 0.75% Floor)	11/24/2031	377,407	373,834	366,840	(6)
LivTech Purchaser, Inc.	Health Care Providers & Services	Revolver	— (S + 5.00%; 0.75% Floor)	11/24/2031	—	(952)	(2,647)	(6)(7)
LTR INTERMEDIATE HOLDINGS INC	Automobile Components	Term Loan	7.42% (S + 3.75%; 0.00% Floor)	11/18/2032	500,000	497,571	499,500	(10)
Mastery Acquisition Corp.	Diversified Consumer Services	Term Loan	8.94% (S + 5.25%; 1.00% Floor)	9/7/2029	1,210,189	1,210,189	1,210,189
Mavenlink, Inc.	Professional Services	Term Loan	9.32% (S + 5.50%; 0.75% Floor)	6/1/2029	2,133,104	2,080,427	2,047,780
Mavenlink, Inc.	Professional Services	Revolver	9.31% (S + 5.50%; 0.75% Floor)	6/1/2029	170,894	167,624	160,085	(6)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	8.77% (S + 5.00%; 1.00% Floor)	4/16/2027	51,487	51,210	51,358
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	8.77% (S + 5.00%; 1.00% Floor)	4/16/2027	4,334,300	4,317,400	4,323,464
MediaLab Solutions, LLC	Health Care Technology	Term Loan	8.66% (S + 5.00%; 0.75% Floor)	8/11/2031	3,586,945	3,554,001	3,551,076
MediaLab Solutions, LLC	Health Care Technology	Revolver	— (S + 5.00%; 0.75% Floor)	8/11/2031	—	(3,159)	(3,528)	(6)(7)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Term Loan	9.54% (S + 5.75%; 0.75% Floor)	9/30/2027	1,024,919	1,007,337	1,017,232
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Delayed Draw	9.54% (S + 5.75%; 0.75% Floor)	9/30/2027	426,990	419,707	423,787
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Revolver	— (S + 5.75%; 0.75% Floor)	9/30/2026	—	(638)	(631)	(6)(7)
METROPOLIS TECHNOLOGIES, INC.	Commercial Services & Supplies	Term Loan	8.97% (S + 5.25%; 0.00% Floor)	10/16/2032	997,500	988,076	983,784	(10)
Mist Holding Co.	Health Care Technology	Term Loan	8.69% (S + 5.00%; 0.75% Floor)	12/23/2030	485,909	481,796	481,050
Mist Holding Co.	Health Care Technology	Delayed Draw	8.89% (S + 5.00%; 0.75% Floor)	12/23/2030	272,727	270,571	270,000

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Mist Holding Co.	Health Care Technology	Revolver	8.70% (S + 5.00%; 0.75% Floor)	12/23/2030	30,303	29,295	29,091	(6)
Mist Holding Co.	Health Care Technology	Delayed Draw	— (S + 5.25%; 0.75% Floor)	12/23/2030	—	(5,155)	(5,836)	(6)(7)
MJH HEALTHCARE HOLDINGS LLC	Media	Term Loan	7.41% (S + 3.75%; 0.00% Floor)	1/29/2029	1,000,000	968,897	934,170	(10)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Term Loan	9.53% (S + 5.75%; 1.00% Floor)	2/15/2029	3,688,696	3,679,069	3,688,696
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Revolver	— (S + 6.25%; 1.00% Floor)	2/15/2029	—	(564)	—	(6)(7)
Momentus Technologies, LLC	Leisure Products	Term Loan	8.42% (S + 4.75%; 1.00% Floor)	4/30/2029	307,767	304,884	303,151
Momentus Technologies, LLC	Leisure Products	Term Loan	8.42% (S + 4.75%; 1.00% Floor)	4/30/2029	720,675	717,807	709,865
Momentus Technologies, LLC	Leisure Products	Delayed Draw	8.42% (S + 4.75%; 1.00% Floor)	4/30/2029	85,661	85,320	84,376
Momentus Technologies, LLC	Leisure Products	Delayed Draw	8.42% (S + 4.75%; 1.00% Floor)	4/30/2029	180,508	179,789	177,800
Momentus Technologies, LLC	Leisure Products	Term Loan	8.42% (S + 4.75%; 1.00% Floor)	4/30/2029	38,559	38,406	37,981
Momentus Technologies, LLC	Leisure Products	Delayed Draw	8.42% (S + 4.75%; 1.00% Floor)	4/30/2029	122,254	121,768	120,420
Momentus Technologies, LLC	Leisure Products	Revolver	— (S + 4.75%; 1.00% Floor)	4/30/2029	—	(63)	(263)	(6)(7)
Moon Buyer, Inc.	Software	Term Loan	8.19% (S + 4.50%; 0.75% Floor)	4/21/2031	2,826,404	2,818,147	2,819,338
Moon Buyer, Inc.	Software	Delayed Draw	8.19% (S + 4.50%; 0.75% Floor)	4/21/2031	260,992	260,233	260,340
Mr. Greens Intermediate, LLC	Consumer Staples Distribution & Retail	Term Loan	9.52% (S + 5.75%; 1.00% Floor)	5/1/2031	2,016,727	2,016,727	2,016,727
Mr. Greens Intermediate, LLC	Consumer Staples Distribution & Retail	Delayed Draw	9.52% (S + 5.75%; 1.00% Floor)	5/1/2031	178,129	178,129	178,129	(6)
Mr. Greens Intermediate, LLC	Consumer Staples Distribution & Retail	Revolver	9.52% (S + 5.75%; 1.00% Floor)	5/1/2031	164,878	164,076	164,878	(6)
Mr. Greens Intermediate, LLC	Consumer Staples Distribution & Retail	Term Loan	9.52% (S + 5.75%; 1.00% Floor)	5/1/2031	330,324	325,866	330,324
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.26% (S + 5.50%; 1.00% Floor)	4/9/2029	1,584,068	1,562,745	1,548,427
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw	— (S + 5.50%; 1.00% Floor)	4/9/2029	—	(2,760)	(5,010)	(6)(7)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.26% (S + 5.50%; 1.00% Floor)	4/9/2029	3,277,045	3,232,717	3,203,312
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw	9.26% (S + 5.50%; 1.00% Floor)	4/9/2029	256,000	252,543	250,240
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Revolver	9.26% (S + 5.50%; 1.00% Floor)	4/9/2029	180,023	173,171	167,823	(6)
Nasuni Corporation	Software	Term Loan	8.69% (S + 5.00%; 0.75% Floor)	9/10/2030	1,515,838	1,498,742	1,500,680
Nasuni Corporation	Software	Revolver	— (S + 5.00%; 0.75% Floor)	9/10/2030	—	(3,527)	(3,158)	(6)(7)
Nasuni Corporation	Software	Term Loan	8.69% (S + 5.00%; 0.75% Floor)	9/10/2030	1,470,827	1,456,119	1,456,119
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.26% (S + 5.50%; 1.00% Floor)	3/17/2028	310,516	308,757	301,200
Navigate360, LLC	Diversified Consumer Services	Delayed Draw	9.26% (S + 5.50%; 1.00% Floor)	3/17/2028	591,018	586,533	573,288
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.26% (S + 5.50%; 1.00% Floor)	3/17/2028	1,644,531	1,635,300	1,595,195

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Navigate360, LLC	Diversified Consumer Services	Delayed Draw	9.26% (S + 5.50%; 1.00% Floor)	3/17/2028	752,940	748,786	730,352
Navigate360, LLC	Diversified Consumer Services	Revolver	— (S + 5.50%; 1.00% Floor)	3/17/2028	—	(1,326)	(7,803)	(6)(7)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.26% (S + 5.50%; 1.00% Floor)	3/17/2028	564,572	561,056	547,635
NC Topco, LLC	Financial Services	Term Loan	8.16% (S + 4.50%; 0.75% Floor)	9/1/2031	1,361,346	1,347,088	1,361,346
NC Topco, LLC	Financial Services	Revolver	— (S + 4.50%; 0.75% Floor)	9/1/2031	—	(1,211)	—	(6)(7)
NC Topco, LLC	Financial Services	Delayed Draw	8.41% (S + 4.75%; 0.75% Floor)	8/29/2031	389,342	386,327	389,342
NEPTUNE INTERMEDIATE JERSEY LTD	Interactive Media & Services	Term Loan	9.85% (S + 5.00%; 0.00% Floor)	1/28/2033	1,000,000	995,062	953,000	(10)
NEXUS BUYER LLC	Financial Services	Term Loan	7.16% (S + 3.50%; 0.00% Floor)	7/31/2031	497,487	494,765	477,364	(10)
NMI Acquisitionco, Inc.	Financial Services	Term Loan	8.26% (S + 4.50%; 0.75% Floor)	9/6/2028	2,378,397	2,334,343	2,360,559
NMI Acquisitionco, Inc.	Financial Services	Revolver	— (S + 4.50%; 0.75% Floor)	9/6/2028	—	(3,346)	(1,480)	(6)(7)
NMI Acquisitionco, Inc.	Financial Services	Term Loan	8.26% (S + 4.50%; 0.75% Floor)	9/6/2028	355,165	348,587	352,501
NMI Acquisitionco, Inc.	Financial Services	Term Loan	8.26% (S + 4.50%; 0.75% Floor)	9/6/2028	96,460	94,673	95,736
NMI Acquisitionco, Inc.	Financial Services	Term Loan	8.26% (S + 4.50%; 0.75% Floor)	9/6/2028	1,285,495	1,261,684	1,275,854
NMI Acquisitionco, Inc.	Financial Services	Delayed Draw	8.26% (S + 4.50%; 0.75% Floor)	9/6/2028	1,269,569	1,246,205	1,260,047
OAK-EAGLE ACQUIRECO, INC.	Media	Term Loan	7.17% (S + 3.50%; 0.00% Floor)	3/23/2033	470,000	462,950	467,063	(10)
OCEANSOUND PARTNERS LP	Aerospace & Defense	Term Loan	8.16% (S + 4.50%; 0.00% Floor)	2/6/2032	498,741	496,247	490,427	(10)
ONEDIGITAL TOPCO LLC	Insurance	Term Loan	6.66% (S + 3.00%; 0.50% Floor)	7/2/2031	496,212	496,212	478,691	(10)
ONEX CORP	Professional Services	Term Loan	7.16% (S + 3.50%; 0.00% Floor)	11/3/2032	500,000	497,603	482,970	(10)
OPOC Acquisition, LLC	Insurance	Revolver	— (S + 4.75%; 1.00% Floor)	12/20/2030	—	(870)	—	(6)(7)
OPOC Acquisition, LLC	Insurance	Delayed Draw	8.41% (S + 4.75%; 1.00% Floor)	12/20/2030	20,979	19,818	20,979	(6)
OPOC Acquisition, LLC	Insurance	Term Loan	8.41% (S + 4.75%; 1.00% Floor)	12/20/2030	747,692	738,182	747,692
ORBIT PRIVATE GP LLC	Financial Services	Term Loan	7.54% (S + 3.75%; 0.50% Floor)	12/11/2031	858,880	854,784	853,872	(10)
PAC AVIATION III DESIGNATED ACTIVITY COM	Aerospace & Defense	Term Loan	6.91% (S + 3.25%; 0.00% Floor)	10/9/2030	498,750	494,117	490,645	(10)
Pace Health Companies, LLC	Health Care Providers & Services	Term Loan	9.09% (S + 5.25%; 1.00% Floor)	8/2/2027	2,745,945	2,745,945	2,745,945
Pace Health Companies, LLC	Health Care Providers & Services	Delayed Draw	— (S + 5.25%; 1.00% Floor)	8/2/2027	—	(5,352)	—	(6)(7)
Pamlico Avant Holdings, L.P.	Diversified Telecommunication Services	Term Loan	8.19% (S + 4.50%; 0.75% Floor)	12/31/2032	7,093,586	7,025,028	7,040,384
Pamlico Avant Holdings, L.P.	Diversified Telecommunication Services	Revolver	— (S + 4.50%; 0.75% Floor)	12/31/2032	—	(9,266)	(7,196)	(6)(7)
Patriot Acquireco L.L.C.	Hotels, Restaurants & Leisure	Term Loan	8.21% (S + 4.50%; 0.75% Floor)	9/7/2032	6,271,847	6,212,992	6,209,128
Patriot Acquireco L.L.C.	Hotels, Restaurants & Leisure	Revolver	8.21% (S + 4.50%; 0.75% Floor)	9/3/2032	126,067	120,254	119,764	(6)
PING IDENTITY HOLDING CORP.	Software	Term Loan	6.42% (S + 2.75%; 0.00% Floor)	11/5/2032	1,000,000	997,607	986,250	(10)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.42% (S + 5.75%; 1.00% Floor)	1/4/2027	911,584	911,584	863,726

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.42% (S + 5.75%; 1.00% Floor)	1/4/2027	69,432	69,432	65,787
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Delayed Draw	9.42% (S + 5.75%; 1.00% Floor)	1/4/2027	76,677	76,677	72,651
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.42% (S + 5.75%; 1.00% Floor)	1/4/2027	36,853	36,853	34,918
PLATINUM EQUITY LLC	Chemicals	Term Loan	6.94% (S + 3.25%; 0.00% Floor)	7/24/2032	498,750	497,572	479,503	(10)
PRIMO BRANDS CORP	Beverages	Term Loan	6.44% (S + 2.75%; 0.50% Floor)	3/18/2031	470,000	467,650	470,512	(10)
Priority OnDemand Midco 2, L.P.	Health Care Providers & Services	Term Loan	9.14% (S + 5.25%; 1.00% Floor)	7/17/2028	3,138,858	3,138,858	3,138,858
Priority OnDemand Midco 2, L.P.	Health Care Providers & Services	Delayed Draw	9.14% (S + 5.25%; 1.00% Floor)	7/17/2028	74,635	74,503	74,635	(6)
PRISM BIDCO INC	Health Care Technology	Term Loan	8.69% (S + 5.00%; 0.00% Floor)	10/15/2032	360,000	342,696	351,677	(10)
Quest Analytics Inc.	Health Care Technology	Term Loan	7.94% (S + 4.25%; 0.500% Floor)	11/10/2032	6,164,609	6,134,720	6,087,552
Quest Analytics Inc.	Health Care Technology	Delayed Draw	— (S + 4.25%; 0.500% Floor)	11/10/2032	—	(6,472)	(27,396)	(6)(7)
Quest Analytics Inc.	Health Care Technology	Revolver	— (S + 4.25%; 0.500% Floor)	11/10/2032	—	(5,178)	(13,698)	(6)(7)
Quirch Foods Holdings, LLC	Food Products	Term Loan	10.25% (S + 6.50%; 1.00% Floor)	11/12/2030	4,347,242	4,305,285	4,303,770
Quirch Foods Holdings, LLC	Food Products	Delayed Draw	— (S + 6.50%; 1.00% Floor)	11/12/2030	—	(2,110)	(2,249)	(6)(7)
RACKSPACE TECHNOLOGY INC	IT Services	Term Loan	10.04% (S + 6.36%; 00.75% Floor)	5/15/2028	498,728	492,494	493,586	(10)
Ranger Buyer, Inc.	Commercial Services & Supplies	Term Loan	8.44% (S + 4.75%; 0.75% Floor)	11/20/2028	5,387,755	5,353,513	5,387,755
Ranger Buyer, Inc.	Commercial Services & Supplies	Revolver	— (S + 4.75%; 0.75% Floor)	11/18/2027	—	(1,689)	—	(6)(7)
RAVEN ACQUISITION HOLDINGS, LLC	Health Care Technology	Term Loan	6.66% (S + 3.00%; 0.00% Floor)	10/25/2031	465,257	459,441	455,868	(10)
RAVEN ACQUISITION HOLDINGS, LLC	Health Care Technology	Term Loan	3.00% (S + 3.00%; 0.00% Floor)	10/25/2031	33,568	33,149	32,891	(10)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Term Loan	9.19% (S + 5.50%; 1.00% Floor)	6/20/2028	2,228,395	2,225,334	2,228,395
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw	9.19% (S + 5.50%; 1.00% Floor)	6/19/2028	1,948,466	1,945,876	1,948,466
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw	9.19% (S + 5.50%; 1.00% Floor)	6/19/2028	1,210,751	1,209,098	1,210,751
RELATIVITY INTERMEDIATE HOLDCO LLC	Software	Term Loan	6.67% (S + 2.75%; 0.00% Floor)	1/15/2033	540,000	539,902	532,575	(10)
REP TEC Intermediate Holdings, Inc.	Professional Services	Term Loan	8.44% (S + 4.75%; 1.00% Floor)	5/30/2031	5,390,211	5,390,211	5,349,785
REP TEC Intermediate Holdings, Inc.	Professional Services	Revolver	— (S + 4.75%; 1.00% Floor)	5/30/2031	—	—	(727)	(6)(7)
RESILIENCE PARENT, LLC	Electronic Equipment, Instruments & Components	Term Loan	6.12% (S + 2.50%; 0.00% Floor)	1/21/2033	100,000	99,750	99,406	(10)
REVERENCE CAPITAL PARTNERS LLC	Financial Services	Term Loan	6.19% (S + 2.50%; 0.00% Floor)	7/30/2032	500,000	493,750	490,190	(10)
Ridge Trail US Bidco, Inc.	Capital Markets	Term Loan	8.19% (S + 4.50%; 0.75% Floor)	9/30/2031	769,071	759,432	769,071	(8)
Ridge Trail US Bidco, Inc.	Capital Markets	Delayed Draw	8.46% (S + 4.75%; 0.75% Floor)	9/30/2031	9,131	7,494	9,131	(6)(8)
Ridge Trail US Bidco, Inc.	Capital Markets	Revolver	8.19% (S + 4.50%; 0.75% Floor)	3/30/2031	24,170	23,122	24,170	(6)(8)
Saab Purchaser, Inc.	Banks	Term Loan	8.19% (S + 4.50%; 0.75% Floor)	11/12/2031	705,638	699,636	687,997
Saab Purchaser, Inc.	Banks	Delayed Draw	8.19% (S + 4.50%; 0.75% Floor)	11/12/2031	190,532	188,997	185,769

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Saab Purchaser, Inc.	Banks	Revolver	— (S + 4.75%; 0.75% Floor)	11/12/2031	—	(3,590)	(10,086)	(6)(7)
Saab Purchaser, Inc.	Banks	Term Loan	8.19% (S + 4.50%; 0.75% Floor)	11/12/2031	2,384,615	2,362,373	2,325,000
Saab Purchaser, Inc.	Banks	Delayed Draw	— (S + 4.75%; 0.75% Floor)	11/12/2031	—	(10,566)	(46,154)	(6)(7)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	8.19% (S + 4.50%; 1.00% Floor)	9/15/2028	87,450	86,710	87,450
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	8.19% (S + 4.50%; 1.00% Floor)	9/15/2028	4,348,442	4,348,442	4,348,442
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Delayed Draw	8.19% (S + 4.50%; 1.00% Floor)	9/15/2028	1,040,266	1,040,266	1,040,266
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Revolver	— (S + 4.50%; 1.00% Floor)	9/15/2028	—	(128)	—	(6)(7)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	8.47% (S + 4.75%; 0.75% Floor)	8/18/2032	7,075,203	7,007,514	7,039,827
Salisbury House, LLC	Diversified Consumer Services	Delayed Draw	— (S + 4.75%; 0.75% Floor)	8/18/2032	—	(6,525)	—	(6)(7)
Salisbury House, LLC	Diversified Consumer Services	Revolver	— (S + 4.75%; 0.75% Floor)	8/18/2032	—	(8,688)	(4,754)	(6)(7)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Delayed Draw	9.29% (S + 5.50%; 1.00% Floor)	6/28/2028	60,047	60,047	60,047	(6)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Term Loan	9.29% (S + 5.50%; 1.00% Floor)	6/28/2028	1,774,617	1,774,617	1,406,384
Sandstone Care Holdings, LLC	Health Care Providers & Services	Delayed Draw	9.29% (S + 5.50%; 1.00% Floor)	6/28/2028	354,342	353,119	280,816
Sandstone Care Holdings, LLC	Health Care Providers & Services	Revolver	9.29% (S + 5.50%; 1.00% Floor)	6/28/2028	322,658	322,658	255,706
Sauce Labs Inc	Software	Revolver	9.27% (S + 5.50%; 1.00% Floor)	8/16/2027	225,117	220,888	208,859	(6)
Sauce Labs Inc	Software	Revolver	9.76% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	762,782	755,770	737,992
Sauce Labs Inc	Software	Term Loan	9.76% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	2,932,108	2,904,023	2,836,815
Sauce Labs Inc	Software	Delayed Draw	9.76% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	323,283	321,724	312,776	(6)
SEARCHLIGHT CAPITAL PARTNERS LP	Media	Term Loan	7.28% (S + 3.61%; 0.50% Floor)	1/31/2029	488,750	487,002	483,560	(10)
Second Nature Brands, Inc.	Real Estate Management & Development	Term Loan	9.62% (S + 6.00%; 1.00% Floor)	2/6/2031	800,375	789,519	788,369
Second Nature Brands, Inc.	Real Estate Management & Development	Revolver	— (S + 6.00%; 1.00% Floor)	2/6/2031	—	(1,087)	(1,334)	(6)(7)
Serrano Parent, LLC	Software	Term Loan	10.16% (S + 6.50%; 1.00% Floor)	5/13/2030	5,515,102	5,432,481	5,129,045
Serrano Parent, LLC	Software	Revolver	— (S + 6.50%; 1.00% Floor)	5/13/2030	—	(7,440)	(37,869)	(6)(7)
SILVER LAKE MANAGEMENT LLC	Professional Services	Term Loan	6.44% (S + 2.75%; 0.00% Floor)	10/31/2031	494,089	481,736	480,195	(10)
SILVER LAKE TECHNOLOGY MANAGEMENT LLC	Entertainment	Term Loan	5.66% (S + 2.00%; 0.00% Floor)	11/21/2031	496,250	495,114	495,615	(10)
Slipstream IT, LLC	Software	Term Loan	8.16% (S + 4.50%; 0.75% Floor)	8/1/2031	3,096,644	3,068,320	3,096,644
Slipstream IT, LLC	Software	Delayed Draw	— (S + 4.50%; 0.75% Floor)	8/1/2031	—	(2,315)	—	(6)(7)
Slipstream IT, LLC	Software	Revolver	— (S + 4.50%; 0.75% Floor)	8/1/2031	—	(4,624)	—	(6)(7)
Soladoc, LLC	Health Care Equipment & Supplies	Term Loan	8.76% (S + 5.00%; 0.75% Floor)	6/12/2028	2,304,698	2,253,306	2,252,842
Soladoc, LLC	Health Care Equipment & Supplies	Revolver	8.73% (S + 5.00%; 0.75% Floor)	6/12/2028	46,094	41,416	40,908	(6)
SUNSOURCE BORROWER LLC	Machinery	Term Loan	7.76% (S + 4.10%; 0.00% Floor)	3/17/2031	992,405	985,654	991,373	(10)
SYNECHRON HOLDINGS INC	IT Services	Term Loan	7.44% (S + 3.75%; 0.00% Floor)	10/28/2031	497,487	491,830	454,579	(10)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Term Loan	8.69% (S + 2.50%; 0.75% Floor; 2.50% PIK)	2/2/2032	2,302,473	2,282,479	2,285,205
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw	8.69% (S + 2.50%; 0.75% Floor; 2.50% PIK)	2/2/2032	528,568	522,797	516,581	(6)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Revolver	8.20% (S + 4.50%; 0.75% Floor)	2/2/2032	95,496	93,000	93,258	(6)
TEGA MC AUSTRALIA HOLDINGS PTY LTD	Metals & Mining	Term Loan	8.35% (S + 3.50%; 0.00% Floor)	3/24/2033	420,000	415,800	416,850	(10)
Telesoft Holdings, LLC	Diversified Telecommunication Services	Term Loan	9.51% (S + 5.75%; 1.00% Floor)	12/16/2026	1,397,257	1,397,257	1,383,285
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	9.81% (S + 6.00%; 1.00% Floor)	12/31/2026	954,914	954,914	954,914
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw	9.81% (S + 6.00%; 1.00% Floor)	12/31/2026	225,180	224,861	225,180
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw	9.81% (S + 6.00%; 1.00% Floor)	12/31/2026	362,684	362,169	362,684
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw	9.82% (S + 6.00%; 1.00% Floor)	12/31/2026	400,141	399,573	400,141
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	9.80% (S + 6.00%; 1.00% Floor)	12/31/2026	750,588	750,588	750,588

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
THOMA BRAVO LP/DELAWARE	Automobiles	Term Loan	6.44% (S + 2.75%; 0.00% Floor)	7/2/2031	498,744	478,794	479,981	(10)
THOMA BRAVO LP/DELAWARE	Software	Term Loan	6.69% (S + 3.00%; 0.50% Floor)	8/31/2028	498,728	483,766	482,105	(10)
TMA Buyer LLC	Software	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	4/30/2031	1,656,708	1,642,034	1,640,141
TMA Buyer LLC	Software	Delayed Draw	8.67% (S + 5.00%; 0.75% Floor)	4/30/2031	435,517	431,729	431,162
TMA Buyer LLC	Software	Delayed Draw	— (S + 5.00%; 0.75% Floor)	4/30/2031	—	—	—	(6)
TMA Buyer LLC	Software	Revolver	— (S + 5.00%; 0.75% Floor)	4/30/2031	—	(1,479)	(1,742)	(6)(7)
Towerco IV Holdings, LLC	Diversified Telecommunication Services	Delayed Draw	6.77% (S + 3.00%; 1.00% Floor)	8/31/2028	7,192,670	7,192,670	7,192,670	(6)
TPG INC	Media	Term Loan	9.17% (S + 5.51%; 0.75% Floor)	8/2/2029	460,983	460,479	461,633	(10)
TRANSDIGM GROUP INC	Aerospace & Defense	Term Loan	6.16% (S + 2.50%; 0.00% Floor)	2/9/2033	500,000	499,381	500,099	(10)
UFS, LLC	Banks	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	10/14/2031	5,422,552	5,371,286	5,341,214
UFS, LLC	Banks	Revolver	8.42% (S + 4.75%; 0.75% Floor)	10/14/2031	86,288	83,046	81,111	(6)
Unlimited Technology Holdings, LLC	Health Care Technology	Term Loan	8.19% (S + 4.50%; 0.75% Floor)	3/12/2032	881,771	877,891	881,771
Unlimited Technology Holdings, LLC	Health Care Technology	Revolver	— (S + 4.50%; 0.75% Floor)	3/12/2032	—	(501)	—	(6)(7)
Vectra AI, Inc.	Software	Revolver	— (S + 5.25%; 1.00% Floor)	3/2/2028	—	(815)	(2,120)	(6)(7)
Vectra AI, Inc.	Software	Term Loan	9.01% (S + 5.25%; 1.00% Floor)	3/2/2028	2,770,990	2,745,971	2,729,425
Vectra AI, Inc.	Software	Delayed Draw	9.01% (S + 5.25%; 1.00% Floor)	3/2/2028	534,780	527,657	521,458	(6)
Vehlo Purchaser, LLC	Automobiles	Term Loan	9.16% (S + 5.50%; 0.75% Floor)	5/24/2028	459,229	456,120	453,488
Vehlo Purchaser, LLC	Automobiles	Term Loan	9.16% (S + 5.50%; 0.75% Floor)	5/24/2028	4,275,000	4,250,175	4,221,562
Vehlo Purchaser, LLC	Automobiles	Delayed Draw	9.16% (S + 5.50%; 0.75% Floor)	5/24/2028	1,187,500	1,180,648	1,172,656
Vehlo Purchaser, LLC	Automobiles	Revolver	— (S + 5.50%; 0.75% Floor)	5/24/2028	—	(3,460)	(7,043)	(6)(7)
Velocity Holdco III Inc.	Commercial Services & Supplies	Term Loan	9.27% (S + 5.50%; 1.00% Floor)	5/31/2029	4,413,780	4,413,780	4,413,780
Veracross LLC	Diversified Consumer Services	Delayed Draw	10.26% (S + 6.50%; 1.00% Floor)	12/28/2027	340,463	340,463	329,766	(6)
Veracross LLC	Diversified Consumer Services	Term Loan	10.26% (S + 6.50%; 1.00% Floor)	12/28/2027	5,207,834	5,166,592	5,142,736
Veracross LLC	Diversified Consumer Services	Delayed Draw	10.26% (S + 6.50%; 1.00% Floor)	12/28/2027	645,835	640,754	637,762
Veracross LLC	Diversified Consumer Services	Revolver	10.26% (S + 6.50%; 1.00% Floor)	12/28/2027	286,146	283,215	281,036	(6)
VESTIS CORP	Commercial Services & Supplies	Term Loan	5.92% (S + 2.25%; 0.00% Floor)	2/22/2031	994,737	949,470	957,434	(10)
Visionary Buyer, LLC	Diversified Telecommunication Services	Term Loan	8.69% (S + 5.00%; 0.75% Floor)	3/21/2031	1,723,847	1,703,418	1,710,918
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw	8.69% (S + 5.00%; 0.75% Floor)	3/21/2031	1,723,847	1,704,542	1,710,918	(6)
Visionary Buyer, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.00%; 0.75% Floor)	3/21/2030	—	(4,390)	(3,232)	(6)(7)
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw	8.69% (S + 5.00%; 0.75% Floor)	3/21/2031	297,500	292,072	295,000	(6)
VISTA EQUITY PARTNERS LLC	Software	Term Loan	6.42% (S + 2.75%; 0.00% Floor)	11/30/2029	500,000	478,750	482,890	(10)
VS BUYER LLC	Software	Term Loan	5.91% (S + 2.25%; 0.00% Floor)	4/12/2031	497,500	492,770	485,063	(10)

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw	7.90% (S + 4.25%; 1.00% Floor)	10/2/2028	168,036	167,321	168,036	(6)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw	— (S + 4.25%; 1.00% Floor)	10/2/2028	—	(626)	—	(6)(7)
Wealth Enhancement Group, LLC	Financial Services	Term Loan	7.91% (S + 4.25%; 1.00% Floor)	10/2/2028	2,345,621	2,345,621	2,345,621
Wealth Enhancement Group, LLC	Financial Services	Revolver	— (S + 4.25%; 1.00% Floor)	10/2/2028	—	(24)	—	(6)(7)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw	7.91% (S + 4.25%; 1.00% Floor)	10/2/2028	519,526	519,983	519,526
Zendesk, Inc.	Software	Delayed Draw	8.70% (S + 5.00%; 0.75% Floor)	11/22/2028	788,173	784,743	782,261	(6)
Zendesk, Inc.	Software	Revolver	— (S + 5.00%; 0.75% Floor)	11/22/2028	—	—	(3,733)	(6)(7)
Zendesk, Inc.	Software	Term Loan	8.70% (S + 5.00%; 0.75% Floor)	11/22/2028	4,888,470	4,888,470	4,851,806
Zendesk, Inc.	Software	Delayed Draw	8.68% (S + 5.00%; 0.75% Floor)	11/22/2028	413,685	410,039	413,685
Total U.S. 1st Lien/Senior Secured Debt						367,736,979	364,384,099

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
2nd Lien/Junior Secured Debt — 0.38%
Symplr Software, Inc.	Term Loan		1.64% (S + 7.87%; 0.75% Floor)	12/22/2028	988,342	930,971	637,481
Total U.S. 2nd Lien/Junior Secured Debt						930,971	637,481
Total U.S Corporate Debt						368,667,950	365,021,580

UK Corporate Debt — 0.54%
UK 1st Lien/Senior Secured Debt — 0.54%
Labvantage Systems Limited	Term Loan		8.91% (S + 5.25%; 1.00% Floor)	12/23/2030	914,978	901,084	903,541	(8)
Total UK 1st Lien/Senior Secured Debt						901,084	903,541
Total UK Corporate Debt						901,084	903,541

Canadian Corporate Debt — 0.86%
Canadian 1st Lien/Senior Secured Debt — 0.86%
RevauAdvanced Underwriting Inc.	Term Loan		8.66% (S + 5.00%; 0.75% Floor)	5/10/2032	1,385,797	1,373,300	1,351,152	(8)
RevauAdvanced Underwriting Inc.	Delayed Draw		8.66% (S + 5.00%; 0.75% Floor)	5/10/2032	91,169	88,107	78,980	(6)(8)
Total Canada 1st Lien/Senior Secured Debt						1,461,407	1,430,132
Total Canadian Corporate Debt						1,461,407	1,430,132

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Class/Series	Shares	Cost	Fair Value	Tickmarks
U.S. Investment Companies — 1.64%
AB EQUITY INVESTORS, L.P.	LP interest	2,509,298	2,509,298	2,741,071	(8)(11)(16)
Total U.S. Investment Companies			2,509,298	2,741,071

Total Investments — 221.77%			373,539,739	370,096,324

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of March 31, 2026

Portfolio Company	Yield	Shares	Cost	Fair value	Tickmarks
Cash Equivalents — 7.96%
US BANK MMDA GCTS	3.73%	11,343,413	11,343,412	11,343,412	(9)(13)(14)
STATE STREET INSTITUTIONAL US	103.73%	1,923,324	1,923,324	1,923,324	(9)(13)(14)
Total Cash Equivalents			13,266,736	13,266,736

Cash — 3.36%
US Dollar		5,611,523	5,611,523	5,611,523
Total Cash			5,611,523	5,611,523
TOTAL CASH AND CASH EQUIVALENTS			18,878,259	18,878,259
LIABILITIES IN EXCESS OF OTHER ASSETS — (133.09%)				(222,093,894)
NET ASSETS — 100.00%				166,880,689

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
(3)
Percentages are based on net assets
(4)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to an interest rate floor. The borrower has an option to choose the benchmark rate, such as the Secured Overnight Financing Rate including adjustment, if any (“S”) or the U.S. Prime Rate (“P”). The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) at the borrower’s option. As of March 31, 2026, rates for 1M S, 3M S and 6M S are 3.66%,3.68%, and 3.70%, respectively. As of March 31, 2026, the P was 6.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2026.
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
(8)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of March 31, 2026, the aggregate fair value of these securities is $6,573,654 or 1.67% of the Fund’s total assets.
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
(12)
Aggregate gross unrealized appreciation for federal income tax purposes is $4,368,286; aggregate gross unrealized depreciation for federal income tax purposes is $924,766. Net unrealized depreciation is $3,443,520. As of March 31, 2026, the cost basis of investments owned was substantially identical for both book and tax purposes.
(13)
Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(14)
The rate shown is the annualized seven-day yield as of March 31, 2026.
(15)
Assets are pledged as collateral for the Credit Facilities (as defined below). See Note 4 “Borrowings.”
(16)
Non-income producing investment.

P - Prime
PIK - Payment-In-Kind
S - SOFR

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Investments at Fair Value — 208.14%								(1)(2)(3)(4)(12)
US Corporate Debt — 205.04%
1st Lien/Senior Secured Debt — 204.54%
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	8.81% (S + 5.00%; 0.75% Floor)	12/22/2027	135,499	132,825	135,499	(6)(15)
AAH Topco, LLC	Health Care Providers & Services	Term Loan	9.06% (S + 5.25%; 0.75% Floor)	12/22/2027	2,556,714	2,526,466	2,556,714	(15)
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.06% (S + 5.25%; 0.75% Floor)	12/22/2027	2,845,414	2,811,749	2,845,414	(15)
AAH Topco, LLC	Health Care Providers & Services	Revolver	— (S + 5.25%; 0.75% Floor)	12/22/2027	—	(3,084)	—	(6)(7)(15)
Admiral Buyer, Inc.	Financial Services	Delayed Draw Term Loan	8.77% (S + 5.00%; 0.75% Floor)	12/6/2029	52,015	51,471	52,015	(6)(15)
Admiral Buyer, Inc.	Financial Services	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	12/6/2029	201,049	199,349	200,044	(15)
Admiral Buyer, Inc.	Financial Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	12/6/2029	—	(155)	—	(6)(7)(15)
Admiral Buyer, Inc.	Financial Services	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	12/6/2029	3,955,040	3,910,939	3,935,265	(15)
Admiral Buyer, Inc.	Financial Services	Delayed Draw Term Loan	8.73% (S + 5.00%; 0.75% Floor)	12/6/2029	199,454	196,963	198,457	(15)
Admiral Buyer, Inc.	Financial Services	Revolver	— (S + 5.00%; 0.75% Floor)	12/6/2029	—	(5,039)	(2,438)	(6)(7)(15)
Ahead DB Holdings, LLC	IT Services	Term Loan	6.16% (S + 2.50%; 0.75% Floor)	2/1/2031	997,494	995,046	995,449	(10)(15)
Amercare Royal, LLC	Commercial Services & Supplies	Term Loan	8.71% (S + 5.00%; 1.00% Floor)	9/10/2030	1,000,598	992,128	985,589	(15)
Amercare Royal, LLC	Commercial Services & Supplies	Revolver	8.71% (S + 5.00%; 1.00% Floor)	9/10/2030	54,279	53,068	52,033	(6)(15)
Amercare Royal, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	9/10/2030	—	—	(2,321)	(6)(7)(15)
Amercare Royal, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	8.71% (S + 5.00%; 1.00% Floor)	9/10/2030	159,354	158,040	156,964	(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.02% (S + 5.25%; 0.75% Floor)	9/16/2027	1,093,791	1,083,181	1,093,791	(6)(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.02% (S + 5.25%; 1.00% Floor)	9/16/2027	802,825	794,037	802,825	(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	9/16/2027	2,101,389	2,078,263	2,101,389	(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Revolver	— (S + 5.25%; 1.00% Floor)	9/16/2027	—	(3,401)	—	(6)(7)(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.02% (S + 5.25%; 1.00% Floor)	9/16/2027	1,065,904	1,058,620	1,065,904	(15)
AppViewX, Inc.	Software	Term Loan	9.12% (S + 5.25%; 0.75% Floor)	12/24/2031	797,342	790,229	789,369	(15)
AppViewX, Inc.	Software	Revolver	— (S + 5.25%; 0.75% Floor)	12/24/2031	—	(854)	(997)	(6)(7)(15)
AppViewX, Inc.	Software	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/24/2031	—	—	—	(6)(15)
Aretec Group, Inc.	Financial Services	Term Loan	6.68% (S + 3.00%; 0.00% Floor)	8/9/2030	1,000,000	998,750	1,003,130	(10)(15)
ASCEND LEARNING, LLC	Professional Services	Term Loan	6.68% (S + 3.00%; 0.50% Floor)	12/11/2028	994,987	994,987	997,296	(10)(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
ASURION CORPORATION	Wireless Telecommunication Services	Term Loan	8.03% (S + 4.35%; 0.00% Floor)	8/19/2028	489,867	489,867	490,480	(10)(15)
Azurite Intermediate Holdings, Inc.	Software	Term Loan	9.71% (S + 6.00%; 0.75% Floor)	3/19/2031	919,753	908,365	915,154	(15)
Azurite Intermediate Holdings, Inc.	Software	Revolver	— (S + 6.50%; 0.75% Floor)	3/19/2031	—	(3,822)	(1,673)	(6)(7)(15)
Azurite Intermediate Holdings, Inc.	Software	Delayed Draw Term Loan	9.71% (S + 6.00%; 0.75% Floor)	3/19/2031	2,090,347	2,065,037	2,079,896	(15)
BHG Holdings, LLC	Health Care Providers & Services	Term Loan	9.34% (S + 5.50%; 0.75% Floor)	4/22/2032	1,846,322	1,816,324	1,832,474	(15)
BHG Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	4/22/2032	—	(4,183)	—	(6)(7)(15)
BHG Holdings, LLC	Health Care Providers & Services	Revolver	— (S + 5.25%; 0.75% Floor)	4/22/2032	—	(3,688)	(1,750)	(6)(7)(15)
Bonterra, LLC	Diversified Consumer Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	3/5/2032	818,111	810,642	816,066	(15)
Bonterra, LLC	Diversified Consumer Services	Delayed Draw Term Loan	8.68% (S + 4.75%; 0.75% Floor)	3/5/2032	88,889	88,101	88,667	(15)
Bonterra, LLC	Diversified Consumer Services	Revolver	8.43% (S + 4.75%; 0.75% Floor)	3/5/2032	13,333	12,521	13,111	(6)(15)
BOOTS GROUP BIDCO LTD	Personal Care Products	Term Loan	7.18% (S + 3.50%; 0.00% Floor)	8/30/2032	190,000	189,542	190,870	(10)(15)
BOXER PARENT COMPANY INC	Software	Term Loan	6.66% (S + 3.00%; 0.00% Floor)	7/30/2031	497,494	496,016	495,807	(10)(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	805,184	801,573	805,184	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	1,810,954	1,802,939	1,810,954	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	1,161,328	1,156,121	1,161,328	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	919,451	915,382	919,451	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	705,615	702,492	705,615	(15)
Brightspot Buyer, Inc.	Media	Term Loan	10.42% (S + 6.50%; 0.75% Floor)	11/16/2027	345,334	340,826	340,154	(15)
Brightspot Buyer, Inc.	Media	Term Loan	10.42% (S + 6.50%; 0.75% Floor)	11/16/2027	1,704,996	1,682,739	1,679,421	(15)
Brightspot Buyer, Inc.	Media	Revolver	— (S + 6.50%; 0.75% Floor)	11/16/2027	—	(2,448)	(3,025)	(6)(7)(15)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	6/30/2028	1,783,836	1,766,538	1,783,836	(15)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Revolver	8.42% (S + 4.75%; 0.75% Floor)	6/30/2028	46,094	43,946	46,094	(6)(15)
Businessolver.com, Inc.	Professional Services	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	12/3/2032	3,917,064	3,915,086	3,897,478	(15)
Businessolver.com, Inc.	Professional Services	Delayed Draw Term Loan	— (S + 4.50%; 0.75% Floor)	12/3/2032	—	(1,360)	(1,375)	(6)(7)(15)
Businessolver.com, Inc.	Professional Services	Revolver	— (S + 4.50%; 0.75% Floor)	12/3/2032	—	(1,212)	(1,226)	(6)(7)(15)
BV EMS Buyer, Inc.	Health Care Technology	Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	953,638	942,607	953,638	(15)
BV EMS Buyer, Inc.	Health Care Technology	Revolver	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	66,557	64,959	66,557	(6)(15)
BV EMS Buyer, Inc.	Health Care Technology	Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	191,170	189,259	191,170	(15)
BV EMS Buyer, Inc.	Health Care Technology	Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	1,274,121	1,259,308	1,274,121	(15)
BV EMS Buyer, Inc.	Health Care Technology	Delayed Draw Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	1,284,990	1,270,128	1,284,990	(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
CD+R HYDRA BUYER INC	Machinery	Term Loan	7.78% (S + 4.10%; 0.00% Floor)	3/25/2031	994,937	987,902	993,693	(10)(15)
Cerifi, LLC	Banks	Term Loan	9.56% (S + 5.75%; 1.00% Floor)	3/31/2028	2,566,499	2,510,046	2,515,169	(15)
Cerifi, LLC	Banks	Revolver	9.56% (S + 5.75%; 1.00% Floor)	4/1/2027	137,122	134,878	134,379	(15)
CHAMBERLAIN GROUP INC	Electrical Equipment	Term Loan	6.43% (S + 2.75%; 0.00% Floor)	9/8/2032	597,000	597,000	597,872	(10)(15)
CLYDESDALE ACQ HOLDINGS INC.	Containers & Packaging	Term Loan	6.86% (S + 3.17%; 0.50% Floor)	4/13/2029	1,000,000	1,001,000	1,000,170	(10)(15)
Contruent Intermediate Company	Construction & Engineering	Term Loan	9.50% (S + 5.75%; 0.75% Floor)	11/14/2031	3,228,442	3,180,772	3,180,015	(15)
Contruent Intermediate Company	Construction & Engineering	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	11/14/2031	—	—	—	(6)(15)
Contruent Intermediate Company	Construction & Engineering	Revolver	— (S + 5.25%; 0.75% Floor)	11/14/2031	—	(3,645)	(3,725)	(6)(7)(15)
Cotiviti, Inc.	Health Care Technology	Term Loan	6.43% (S + 2.75%; 0.00% Floor)	5/1/2031	997,475	970,044	956,748	(10)(15)
DA Blocker Corp.	Diversified Consumer Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor )	2/10/2032	705,882	699,498	700,588	(8)(15)
DA Blocker Corp.	Diversified Consumer Services	Revolver	— (S + 4.75%; 0.75% Floor)	2/10/2032	—	(650)	(551)	(6)(7)(8)(15)
DA Blocker Corp.	Diversified Consumer Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	2/10/2032	—	(967)	—	(6)(7)(8)(15)
Darktrace Finco US LLC	Software	Term Loan	6.91% (S + 3.25%; 0.00% Floor)	10/9/2031	997,487	992,500	1,000,520	(10)(15)
Datacor, Inc.	Chemicals	Term Loan	10.21% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/13/2029	5,580,915	5,577,276	5,580,915	(15)
Datacor, Inc.	Chemicals	Delayed Draw Term Loan	10.21% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/13/2029	1,398,379	1,398,379	1,398,379	(15)
Datacor, Inc.	Chemicals	Revolver	10.21% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/13/2029	87,068	87,068	87,068	(6)(15)
Deep Blue Operating I LLC	Oil, Gas & Consumable Fuels	Term Loan	6.43% (S + 2.75%; 0.00% Floor)	10/1/2032	610,000	608,475	611,397	(10)(15)
DeLorean Purchaser, Inc.	Health Care Technology	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	12/16/2031	863,043	851,566	858,728	(15)
DeLorean Purchaser, Inc.	Health Care Technology	Revolver	— (S + 4.75%; 0.75% Floor)	12/16/2031	—	(1,666)	(652)	(6)(7)(15)
DG Investment Intermediate Holdings 2, Inc.	Commercial Services & Supplies	Term Loan	7.43% (S + 3.75%; 0.00% Floor)	7/9/2032	510,000	510,000	510,000	(10)(15)
DIRECTV FINANCING LLC	Media	Term Loan	9.17% (S + 5.51%; 0.75% Floor)	8/2/2029	473,988	473,432	475,036	(10)(15)
DLRdmv, LLC	Automobiles	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	5/7/2032	866,680	858,600	862,346	(15)
DLRdmv, LLC	Automobiles	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	5/7/2032	—	(529)	—	(6)(7)(15)
DLRdmv, LLC	Automobiles	Revolver	— (S + 5.25%; 1.00% Floor)	5/7/2032	—	(1,056)	(581)	(6)(7)(15)
EET Buyer, Inc.	Construction & Engineering	Term Loan	8.59% (S + 4.75%; 0.75% Floor)	11/8/2027	1,332,713	1,328,916	1,322,718	(15)
EET Buyer, Inc.	Construction & Engineering	Term Loan	8.59% (S + 4.75%; 0.75% Floor)	11/8/2027	2,747,747	2,739,920	2,727,139	(15)
EET Buyer, Inc.	Construction & Engineering	Revolver	— (S + 5.00%; 0.75% Floor)	11/8/2027	—	(1,002)	(2,848)	(6)(7)(15)
Einstein Parent, Inc.	Software	Revolver	— (S + 6.50%; 0.75% Floor)	1/22/2031	—	(1,587)	(2,109)	(6)(7)(15)
Einstein Parent, Inc.	Software	Term Loan	10.35% (S + 6.50%; 0.75% Floor)	1/22/2031	906,250	890,112	885,859	(15)
EMBECTA CORP	Health Care Equipment & Supplies	Term Loan	6.68% (S + 3.00%; 0.50% Floor)	3/30/2029	430,382	429,231	430,829	(10)(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
EMRLD BORROWER LP	Electrical Equipment	Term Loan	5.82% (S + 2.25%; 0.00% Floor)	5/31/2030	417,900	416,929	418,715	(10)(15)
EMRLD BORROWER LP	Electrical Equipment	Term Loan	5.91% (S + 2.25%; 0.00% Floor)	8/4/2031	577,100	575,734	577,948	(10)(15)
Exterro, Inc.	Software	Revolver	— (S + 5.25%; 1.00% Floor)	6/1/2027	—	—	—	(6)(15)
Exterro, Inc.	Software	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	6/1/2027	2,170,566	2,152,537	2,170,566	(15)
Exterro, Inc.	Software	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	6/1/2027	—	(2,860)	—	(6)(7)(15)
Exterro, Inc.	Software	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	6/1/2027	3,621,126	3,621,126	3,621,126	(15)
FirstEnroll LLC	Insurance	Term Loan	8.46% (S + 4.75%; 1.00% Floor)	9/19/2031	6,174,554	6,084,700	6,112,809	(15)
FirstEnroll LLC	Insurance	Revolver	— (S + 4.75%; 1.00% Floor)	9/19/2031	—	(5,132)	(3,590)	(6)(7)(15)
Foundation Risk Partners, Corp.	Insurance	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	10/29/2030	4,075,738	4,075,738	4,075,738	(15)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	5.50% (S + 4.75%; 0.75% Floor)	10/29/2030	886,444	886,444	886,444	(15)
Foundation Risk Partners, Corp.	Insurance	Revolver	8.42% (S + 4.75%; 0.75% Floor)	10/29/2029	111,782	111,782	111,782	(6)(15)
Foundation Risk Partners, Corp.	Insurance	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	10/29/2030	87,206	87,206	87,206	(15)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	5.50% (S + 4.75%; 0.75% Floor)	10/29/2030	352,469	352,469	352,469	(15)
FULLSTEAM OPERATIONS, LLC	Diversified Consumer Services	Term Loan	9.11% (S + 5.25%; 0.75% Floor)	8/8/2031	4,589,741	4,546,083	4,555,318	(15)
FULLSTEAM OPERATIONS, LLC	Diversified Consumer Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	8/8/2031	—	(7,159)	(7,650)	(6)(7)(15)
FULLSTEAM OPERATIONS, LLC	Diversified Consumer Services	Revolver	— (S + 5.25%; 0.75% Floor)	8/8/2031	—	(4,768)	(3,825)	(6)(7)(15)
Fusion Holding, Corp.	Software	Term Loan	9.92% (S + 6.25%; 0.75% Floor)	9/14/2029	5,402,532	5,402,532	5,172,924	(15)
Fusion Holding, Corp.	Software	Revolver	2.% (S + 5.25%; 0.75% Floor)	9/15/2027	250,065	250,065	230,742	(6)(15)
Garnett Station Partners, LLC	Financial Services	Term Loan	9.18% (S + 5.50%; 2.00% Floor)	12/23/2031	1,655,330	1,626,361	1,626,361	(15)
Garnett Station Partners, LLC	Financial Services	Revolver	9.18% (S + 5.50%; 2.00% Floor)	12/23/2031	381,999	375,314	375,314	(15)
Greenhouse Software, Inc.	Professional Services	Term Loan	9.42% (S + 5.75%; 1.00% Floor)	9/1/2028	5,500,000	5,485,784	5,500,000	(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.42% (S + 5.75%; 0.75% Floor)	6/1/2029	279,568	271,354	271,581	(6)(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Term Loan	9.42% (S + 5.75%; 0.75% Floor)	6/1/2029	2,436,811	2,421,126	2,412,443	(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.42% (S + 5.75%; 0.75% Floor)	6/1/2029	3,063,189	3,043,565	3,032,557	(15)
GS AcquisitionCo, Inc.	Professional Services	Term Loan	8.92% (S + 5.25%; 1.00% Floor)	5/25/2028	782,965	780,727	777,093	(15)
GS AcquisitionCo, Inc.	Professional Services	Revolver	8.92% (S + 5.25%; 1.00% Floor)	5/25/2028	11,465	11,373	11,233	(6)(15)
GS AcquisitionCo, Inc.	Professional Services	Delayed Draw Term Loan	8.92% (S + 5.25%; 0.75% Floor)	5/25/2028	15,126	15,116	15,126	(6)(15)
GTCR EVEREST BORROWER LLC	Financial Services	Term Loan	6.43% (S + 2.75%; 0.00% Floor)	9/5/2031	358,200	357,777	359,393	(10)(15)
HIG Operations Holdings, INC	Insurance	Term Loan	8.21% (S + 4.50%; 1.00% Floor)	6/11/2031	4,856,815	4,856,815	4,856,815	(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
HireVue, Inc.	Professional Services	Term Loan	10.59% (S + 6.75%; 1.00% Floor)	5/3/2029	4,174,708	4,144,130	3,788,548	(15)
HireVue, Inc.	Professional Services	Revolver	10.56% (S + 6.75%; 1.00% Floor)	5/3/2029	540,811	537,041	490,786	(15)
HITRUST Services, LLC	Health Care Technology	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	3/15/2032	809,524	802,108	801,429	(15)
HITRUST Services, LLC	Health Care Technology	Revolver	— (S + 4.50%; 0.75% Floor)	3/14/2031	—	(1,655)	(1,905)	(6)(7)(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 5.75%; 1.00% Floor)	10/15/2027	—	(1,315)	—	(6)(7)(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Term Loan	9.57% (S + 5.75%; 1.00% Floor)	10/15/2027	1,040,670	1,040,670	1,040,670	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.57% (S + 5.75%; 1.00% Floor)	10/15/2027	656,472	656,472	656,472	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Revolver	11.50% (S + 5.75%; 1.00% Floor)	10/15/2027	14,643	14,643	14,643	(6)(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.57% (S + 5.75%; 1.00% Floor)	10/15/2027	979,499	977,316	979,499	(15)
Joink, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.00%; 1.00% Floor)	10/4/2030	—	(1,048)	(658)	(6)(7)(15)
Joink, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.71% (S + 5.00%; 1.00% Floor)	10/4/2030	562,254	552,775	557,140	(6)(15)
Joink, LLC	Diversified Telecommunication Services	Term Loan	8.71% (S + 5.00%; 1.00% Floor)	10/4/2030	1,231,096	1,215,641	1,221,863	(15)
Juniper Square, Inc.	Financial Services	Term Loan	8.53% (S + 4.75%; 0.75% Floor)	11/6/2031	5,405,405	5,351,351	5,351,351	(15)
Juniper Square, Inc.	Financial Services	Revolver	— (S + 4.75%; 0.75% Floor)	11/6/2031	—	(5,406)	(5,406)	(6)(7)(15)
Juniper Square, Inc.	Financial Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	11/6/2031	—	(12,162)	(12,162)	(6)(7)(15)
Juniper Square, Inc.	Financial Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	11/6/2031	—	—	—	(6)(15)
KPA Parent Holdings, Inc	Automobiles	Term Loan	8.21% (S + 4.50%; 0.75% Floor)	3/12/2032	804,598	797,441	804,598	(15)
KPA Parent Holdings, Inc	Automobiles	Delayed Draw Term Loan	— (S + 4.50%; 0.75% Floor)	3/12/2032	—	(511)	—	(6)(7)(15)
KPA Parent Holdings, Inc	Automobiles	Revolver	— (S + 4.50%; 0.75% Floor)	3/12/2032	—	(716)	—	(6)(7)(15)
Last Dance Intermediate I©, LLC	Diversified Telecommunication Services	Term Loan	8.96% (S + 5.25%; 0.75% Floor)	3/31/2031	661,017	652,065	659,364	(15)
Last Dance Intermediate I©, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.96% (S + 5.25%; 0.75% Floor)	3/31/2031	144,195	140,455	144,195	(6)(15)
Last Dance Intermediate I©, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.25%; 0.75% Floor)	3/31/2031	—	(1,521)	(343)	(6)(7)(15)
Last Dance Intermediate I©, LLC	Diversified Telecommunication Services	Term Loan	8.96% (S + 5.25%; 0.75% Floor)	3/31/2031	669,450	663,311	667,777	(15)
LeadVenture, Inc.	Automobile Components	Term Loan	8.92% (S + 4.75%; 0.75% Floor)	6/23/2032	4,306,873	4,245,753	4,306,873	(15)
LeadVenture, Inc.	Automobile Components	Delayed Draw Term Loan	8.92% (S + 4.75%; 0.75% Floor)	6/23/2032	270,717	263,122	270,717	(6)(15)
LeadVenture, Inc.	Automobile Components	Revolver	8.57% (S + 4.75%; 0.75% Floor)	6/23/2032	82,241	76,525	82,241	(6)(15)
Level Data, LLC	Software	Term Loan	9.32% (S + 5.50%; 0.75% Floor)	3/5/2031	1,009,161	999,854	999,069	(15)
Level Data, LLC	Software	Delayed Draw Term Loan	— (S + 5.50%; 0.75% Floor)	3/5/2031	—	(1,343)	(1,551)	(6)(7)(15)
Level Data, LLC	Software	Revolver	9.32% (S + 5.50%; 0.75% Floor)	3/5/2031	62,015	61,010	60,852	(6)(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
LIBERTY TIRE RECYCL HOLDCO LLC	Automobile Components	Term Loan	7.43% (S + 3.75%; 0.00% Floor)	10/28/2030	500,000	497,500	500,000	(10)(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	11/24/2031	411,765	408,143	408,676	(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	8.85% (S + 5.00%; 0.75% Floor)	11/24/2031	378,353	374,646	374,824	(6)(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Revolver	— (S + 5.00%; 0.75% Floor)	11/24/2031	—	(993)	(882)	(6)(7)(15)
Mastery Acquisition Corp.	Diversified Consumer Services	Term Loan	8.92% (S + 5.25%; 1.00% Floor)	9/7/2029	1,213,268	1,213,268	1,213,268	(15)
Mavenlink, Inc.	Professional Services	Term Loan	9.49% (S + 5.50%; 0.75% Floor)	6/1/2029	2,133,104	2,073,939	2,079,777	(15)
Mavenlink, Inc.	Professional Services	Revolver	9.36% (S + 5.50%; 0.75% Floor)	6/1/2029	170,894	167,111	164,139	(6)(15)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	8.92% (S + 5.00%; 1.00% Floor)	4/16/2027	51,617	51,278	51,488	(15)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	8.92% (S + 5.00%; 1.00% Floor)	4/16/2027	4,345,676	4,325,023	4,334,812	(15)
MediaLab Solutions, LLC	Health Care Technology	Term Loan	8.71% (S + 5.00%; 0.75% Floor)	8/11/2031	3,595,958	3,561,787	3,559,998	(15)
MediaLab Solutions, LLC	Health Care Technology	Revolver	— (S + 5.00%; 0.75% Floor)	8/11/2031	—	(3,302)	(3,528)	(6)(7)(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Term Loan	9.52% (S + 5.75%; 0.75% Floor)	9/30/2027	1,027,602	1,007,402	1,017,326	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Delayed Draw Term Loan	9.52% (S + 5.75%; 0.75% Floor)	9/30/2027	428,099	419,725	423,818	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Revolver	9.53% (S + 5.75%; 0.75% Floor)	9/30/2026	33,647	32,702	32,806	(6)(15)
Metropolis Technologies, Inc.	Commercial Services & Supplies	Term Loan	8.93% (S + 5.25%; 0.00% Floor)	11/3/2032	1,000,000	990,209	990,000	(10)(15)
Mist Holding Co.	Health Care Technology	Term Loan	8.92% (S + 5.25%; 0.75% Floor)	12/23/2030	485,909	481,698	485,909	(15)
Mist Holding Co.	Health Care Technology	Delayed Draw Term Loan	9.09% (S + 5.25%; 0.75% Floor)	12/23/2030	272,727	270,459	272,727	(15)
Mist Holding Co.	Health Care Technology	Revolver	8.93% (S + 5.25%; 0.75% Floor)	12/23/2030	30,303	29,253	30,303	(6)(15)
Mist Holding Co.	Health Care Technology	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/23/2030	—	(5,420)	—	(6)(7)(15)
MJH HEALTHCARE HOLDINGS LLC	Media	Term Loan	7.43% (S + 3.75%; 0.00% Floor)	12/18/2032	1,000,000	965,000	915,000	(10)(15)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Term Loan	9.58% (S + 5.75%; 1.00% Floor)	2/15/2029	3,698,327	3,686,121	3,698,327	(15)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Revolver	— (S + 6.25%; 1.00% Floor)	2/15/2029	—	(722)	—	(6)(7)(15)
Moon Buyer, Inc.	Software	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	4/21/2031	2,833,823	2,823,740	2,833,823	(15)
Moon Buyer, Inc.	Software	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	4/21/2031	261,667	260,739	261,667	(15)
MPH ACQUISITION HOLDINGS LLC	Financial Services	Term Loan	7.41% (S + 3.75%; 0.50% Floor)	12/31/2030	497,494	492,769	497,742	(10)(15)
Mr. Greens Intermediate, LLC	Food Products	Term Loan	9.70% (S + 5.75%; 1.00% Floor)	5/1/2031	2,021,919	2,021,919	2,021,919	(15)
Mr. Greens Intermediate, LLC	Food Products	Delayed Draw Term Loan	9.71% (S + 5.75%; 1.00% Floor)	5/1/2031	178,579	178,579	178,579	(6)(15)
Mr. Greens Intermediate, LLC	Food Products	Revolver	9.65% (S + 5.75%; 1.00% Floor)	5/1/2031	164,878	164,012	164,878	(6)(15)
Mr. Greens Intermediate, LLC	Food Products	Term Loan	9.70% (S + 5.75%; 1.00% Floor)	5/1/2031	331,156	326,523	331,156	(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	4/9/2029	1,588,099	1,565,370	1,564,277	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	4/9/2029	—	(2,981)	(3,340)	(6)(7)(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.49% (S + 5.50%; 1.00% Floor)	4/9/2029	3,285,579	3,238,165	3,236,296	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.31% (S + 5.50%; 1.00% Floor)	4/9/2029	256,663	252,965	252,813	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Revolver	9.31% (S + 5.50%; 1.00% Floor)	4/9/2029	180,023	172,641	171,890	(6)(15)
Nasuni Corporation	Software	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	9/10/2030	1,515,838	1,497,817	1,496,890	(15)
Nasuni Corporation	Software	Revolver	— (S + 5.00%; 0.75% Floor)	9/10/2030	—	(3,720)	(3,948)	(6)(7)(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	311,308	309,178	309,751	(15)
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	592,514	586,865	589,552	(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	1,648,813	1,637,491	1,640,569	(15)
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	754,891	749,726	751,116	(15)
Navigate360, LLC	Diversified Consumer Services	Revolver	— (S + 5.50%; 1.00% Floor)	3/17/2027	—	(1,667)	(1,300)	(6)(7)(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	566,034	562,162	563,204	(15)
NC Topco, LLC	Banks	Term Loan	8.21% (S + 4.50%; 0.75% Floor)	9/1/2031	1,364,721	1,350,026	1,364,721	(15)
NC Topco, LLC	Banks	Revolver	— (S + 4.50%; 0.75% Floor)	9/1/2031	—	(1,265)	—	(6)(7)(15)
NC Topco, LLC	Banks	Delayed Draw Term Loan	— (S + 2.50%; 0.75% Floor)	8/29/2031	—	(1,575)	—	(6)(7)(15)
Nexus Buyer LLC	Financial Services	Term Loan	7.18% (S + 3.50%; 0.00% Floor)	7/31/2031	498,744	495,938	491,317	(10)(15)
NMI Acquisitionco, Inc.	Financial Services	Term Loan	8.31% (S + 4.50%; 0.75% Floor)	9/6/2028	2,384,896	2,336,881	2,367,009	(15)
NMI Acquisitionco, Inc.	Financial Services	Revolver	— (S + 4.50%; 0.75% Floor)	9/6/2028	—	(3,682)	(1,480)	(6)(7)(15)
NMI Acquisitionco, Inc.	Financial Services	Term Loan	8.31% (S + 4.50%; 0.75% Floor)	9/6/2028	356,130	348,960	353,459	(15)
NMI Acquisitionco, Inc.	Financial Services	Term Loan	8.31% (S + 4.50%; 0.75% Floor)	9/6/2028	96,714	94,767	95,988	(15)
NMI Acquisitionco, Inc.	Financial Services	Term Loan	8.31% (S + 4.50%; 0.75% Floor)	9/6/2028	1,288,851	1,262,903	1,279,185	(15)
NMI Acquisitionco, Inc.	Financial Services	Delayed Draw Term Loan	8.31% (S + 4.50%; 0.75% Floor)	9/6/2028	1,272,859	1,247,375	1,263,313	(15)
OLYMPUS WATER US HOLDING CORP	Chemicals	Term Loan	6.93% (S + 3.25%; 0.00% Floor)	11/3/2032	500,000	498,776	496,565	(10)(15)
ONEDIGITAL BORROWER LLC	Insurance	Term Loan	6.68% (S + 3.00%; 0.50% Floor)	7/2/2031	497,475	497,475	498,107	(10)(15)
OPOC Acquisition, LLC	Insurance	Revolver	— (S + 5.00%; 1.00% Floor)	12/20/2030	—	(906)	(699)	(6)(7)(15)
OPOC Acquisition, LLC	Insurance	Delayed Draw Term Loan	8.87% (S + 5.00%; 1.00% Floor)	12/20/2030	20,979	19,759	20,542	(6)(15)
OPOC Acquisition, LLC	Insurance	Term Loan	8.98% (S + 5.00%; 1.00% Floor)	12/20/2030	749,580	739,648	742,085	(15)
Orbit Private Holdings I Ltd	Financial Services	Term Loan	7.43% (S + 3.75%; 0.50% Floor)	12/10/2031	861,022	856,717	863,984	(10)(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Pace Health Companies, LLC	Health Care Providers & Services	Term Loan	9.07% (S + 5.25%; 1.00% Floor)	8/2/2027	2,753,287	2,753,287	2,753,287	(15)
Pace Health Companies, LLC	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	8/2/2027	—	(6,333)	—	(6)(7)(15)
Pamlico Avant Holdings, L.P.	Diversified Telecommunication Services	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	12/31/2032	7,093,586	7,022,671	7,022,650	(15)
Pamlico Avant Holdings, L.P.	Diversified Telecommunication Services	Revolver	8.17% (S + 4.50%; 0.75% Floor)	12/31/2032	95,946	86,351	86,351	(6)(15)
Patriot Acquireco L.L.C.	Hotels, Restaurants & Leisure	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	9/7/2032	6,287,605	6,226,926	6,224,729	(15)
Patriot Acquireco L.L.C.	Hotels, Restaurants & Leisure	Revolver	8.17% (S + 4.50%; 0.75% Floor)	9/3/2032	126,067	120,043	119,764	(6)(15)
PHOENIX AVIATION CAPITAL LLC	Aerospace & Defense	Term Loan	6.93% (S + 3.25%; 0.00% Floor)	11/5/2032	500,000	495,000	494,690	(10)(15)
PHRG INTERMEDIATE LLC	Diversified Consumer Services	Term Loan	7.57% (S + 4.00%; 0.00% Floor)	2/20/2032	497,500	495,013	493,769	(10)(15)
Ping Identity Holding Corp.	Software	Term Loan	6.43% (S + 2.75%; 0.00% Floor)	11/15/2032	1,000,000	997,500	1,001,250	(10)(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.66% (S + 5.75%; 1.00% Floor)	1/4/2027	914,009	914,009	893,443	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.66% (S + 5.75%; 1.00% Floor)	1/4/2027	69,611	69,611	68,045	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.57% (S + 5.75%; 1.00% Floor)	1/4/2027	76,880	76,880	75,150	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.57% (S + 5.75%; 1.00% Floor)	1/4/2027	36,948	36,948	36,117	(15)
Priority OnDemand Midco 2, L.P.	Health Care Equipment & Supplies	Term Loan	9.13% (S + 5.25%; 1.00% Floor)	7/17/2028	3,146,968	3,146,968	3,146,968	(15)
Priority OnDemand Midco 2, L.P.	Health Care Equipment & Supplies	Delayed Draw Term Loan	9.13% (S + 5.25%; 1.00% Floor)	7/17/2028	74,824	74,679	74,824	(6)(15)
Prism Bidco, Inc.	Health Care Technology	Term Loan	8.68% (S + 5.00%; 0.00% Floor)	10/15/2032	360,000	342,000	346,500	(10)(15)
Quest Analytics Inc.	Health Care Technology	Term Loan	8.11% (S + 4.25%; 0.50% Floor)	11/10/2032	6,164,609	6,133,786	6,133,786	(15)
Quest Analytics Inc.	Health Care Technology	Delayed Draw Term Loan	— (S + 4.25%; 0.50% Floor)	11/10/2032	—	(6,849)	(6,849)	(6)(7)(15)
Quest Analytics Inc.	Health Care Technology	Revolver	— (S + 4.25%; 0.50% Floor)	11/10/2032	—	(5,479)	(5,479)	(6)(7)(15)
QUIDELORTHO CORP	Health Care Equipment & Supplies	Term Loan	7.68% (S + 4.00%; 0.00% Floor)	8/20/2032	498,750	489,206	498,127	(10)(15)
Quirch Foods Holdings, LLC	Food Products	Term Loan	10.34% (S + 6.50%; 1.00% Floor)	11/12/2030	4,347,242	4,303,770	4,303,770	(15)
Quirch Foods Holdings, LLC	Food Products	Delayed Draw Term Loan	— (S + 6.50%; 1.00% Floor)	11/12/2030	—	(2,221)	(2,249)	(6)(7)(15)
Ranger Buyer, Inc.	Commercial Services & Supplies	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/20/2028	5,401,786	5,364,673	5,401,786	(15)
Ranger Buyer, Inc.	Commercial Services & Supplies	Revolver	— (S + 4.75%; 0.75% Floor)	11/18/2027	—	(1,945)	—	(6)(7)(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Term Loan	9.17% (S + 5.50%; 1.00% Floor)	6/20/2028	2,234,243	2,227,633	2,234,243	(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.17% (S + 5.50%; 1.00% Floor)	6/19/2028	1,953,552	1,947,959	1,953,552	(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.17% (S + 5.50%; 1.00% Floor)	6/19/2028	1,213,865	1,210,296	1,213,865	(15)
REP TEC Intermediate Holdings, Inc.	Professional Services	Term Loan	8.42% (S + 4.75%; 1.00% Floor)	5/30/2031	5,403,755	5,403,755	5,390,245	(15)
REP TEC Intermediate Holdings, Inc.	Professional Services	Revolver	— (S + 4.75%; 1.00% Floor)	5/30/2031	—	—	(242)	(6)(7)(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Ridge Trail US Bidco, Inc.	Capital Markets	Term Loan	8.37% (S + 4.50%; 0.75% Floor)	9/30/2031	771,018	761,026	771,018	(8)(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	9/30/2031	—	(1,654)	—	(6)(7)(8)(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Revolver	8.37% (S + 4.50%; 0.75% Floor)	3/30/2031	24,170	23,073	24,170	(6)(8)(15)
RYAN LLC	Professional Services	Term Loan	7.18% (S + 3.50%; 0.00% Floor)	1/28/2029	500,000	497,500	492,915	(10)(15)
Saab Purchaser, Inc.	Banks	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/12/2031	707,420	701,203	707,420	(15)
Saab Purchaser, Inc.	Banks	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/12/2031	191,011	189,405	191,011	(15)
Saab Purchaser, Inc.	Banks	Revolver	— (S + 4.75%; 0.75% Floor)	11/12/2031	—	(3,745)	—	(6)(7)(15)
Saab Purchaser, Inc.	Banks	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/12/2031	2,384,615	2,361,603	2,384,615	(15)
Saab Purchaser, Inc.	Banks	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	11/12/2031	—	(11,026)	—	(6)(7)(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	87,670	86,383	87,670	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	4,359,678	4,359,678	4,359,678	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Delayed Draw Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	1,042,941	1,042,941	1,042,941	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Revolver	8.20% (S + 4.50%; 1.00% Floor)	9/15/2028	101,602	101,461	101,602	(6)(15)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	8.72% (S + 5.00%; 0.75% Floor)	8/18/2032	7,092,936	7,023,025	7,022,006	(15)
Salisbury House, LLC	Diversified Consumer Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	8/18/2032	—	(6,768)	—	(6)(7)(15)
Salisbury House, LLC	Diversified Consumer Services	Revolver	8.71% (S + 5.00%; 0.75% Floor)	8/18/2032	142,620	133,603	133,112	(6)(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.39% (S + 5.50%; 1.00% Floor)	6/28/2028	146,241	146,241	146,241	(6)(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Term Loan	9.27% (S + 5.50%; 1.00% Floor)	6/28/2028	1,779,226	1,779,226	1,543,479	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.27% (S + 5.50%; 1.00% Floor)	6/28/2028	355,243	353,895	308,174	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Revolver	9.27% (S + 5.50%; 1.00% Floor)	6/28/2028	322,658	322,658	279,906	(15)
Sauce Labs Inc	Software	Revolver	— (S + 5.50%; 1.00% Floor)	8/16/2027	—	(4,979)	(13,757)	(6)(7)(15)
Sauce Labs Inc	Software	Delayed Draw Term Loan	9.94% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	761,819	753,663	740,869	(15)
Sauce Labs Inc	Software	Term Loan	9.94% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	2,928,407	2,893,819	2,847,876	(15)
Sauce Labs Inc	Software	Delayed Draw Term Loan	9.94% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	322,875	321,049	313,996	(15)
Second Nature Brands, Inc.	Real Estate Management & Development	Term Loan	10.10% (S + 6.00%; 1.00% Floor)	2/6/2031	800,375	789,632	794,372	(15)
Second Nature Brands, Inc.	Real Estate Management & Development	Revolver	— (S + 6.00%; 1.00% Floor)	2/6/2031	—	(1,140)	(667)	(6)(7)(15)
Serrano Parent, LLC	Software	Term Loan	10.36% (S + 6.50%; 1.00% Floor)	5/13/2030	5,500,000	5,413,496	5,252,500	(15)
Serrano Parent, LLC	Software	Revolver	— (S + 6.50%; 1.00% Floor)	5/13/2030	—	(7,882)	(24,345)	(6)(7)(15)
Slipstream IT, LLC	Software	Term Loan	8.21% (S + 4.50%; 0.75% Floor)	8/1/2031	3,104,424	3,075,048	3,073,380	(15)
Slipstream IT, LLC	Software	Delayed Draw Term Loan	— (S + 4.50%; 0.75% Floor)	8/1/2031	—	(2,419)	(2,594)	(6)(7)(15)
Slipstream IT, LLC	Software	Revolver	— (S + 4.50%; 0.75% Floor)	8/1/2031	—	(4,834)	(5,187)	(6)(7)(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Soladoc, LLC	Health Care Equipment & Supplies	Term Loan	8.76% (S + 5.00%; 0.75% Floor)	6/12/2028	2,304,698	2,248,755	2,258,604	(15)
Soladoc, LLC	Health Care Equipment & Supplies	Revolver	— (S + 5.00%; 0.75% Floor)	6/12/2028	—	(5,195)	(4,610)	(6)(7)(15)
Synechron, Inc.	IT Services	Term Loan	7.41% (S + 3.75%; 0.00% Floor)	10/3/2031	498,744	492,709	495,003	(10)(15)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Term Loan	8.17% (S + 4.75%; 0.75% Floor)	2/2/2032	2,287,927	2,267,295	2,282,207	(15)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	2/2/2032	525,229	519,273	525,229	(6)(15)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Revolver	8.40% (S + 4.75%; 0.75% Floor)	2/2/2032	47,748	45,148	47,002	(6)(15)
Telcor Buyer, Inc.	Health Care Technology	Term Loan	8.06% (S + 4.25%; 1.00% Floor)	8/20/2027	2,596,300	2,592,839	2,596,300	(15)
Telcor Buyer, Inc.	Health Care Technology	Revolver	— (S + 4.25%; 1.00% Floor)	8/20/2027	—	(141)	—	(6)(7)(15)
Telesoft Holdings, LLC	Diversified Telecommunication Services	Term Loan	9.56% (S + 5.75%; 1.00% Floor)	12/16/2026	1,400,973	1,400,992	1,397,471	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	9.99% (S + 6.00%; 1.00% Floor)	12/31/2026	957,467	957,467	957,467	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.99% (S + 6.00%; 1.00% Floor)	12/31/2026	225,773	225,346	225,773	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.99% (S + 6.00%; 1.00% Floor)	12/31/2026	363,625	362,937	363,625	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.97% (S + 6.00%; 1.00% Floor)	12/31/2026	401,167	400,409	401,167	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	10.02% (S + 6.00%; 1.00% Floor)	12/31/2026	752,538	752,538	752,538	(15)
TKO WORLDWIDE HOLDINGS LLC.	Entertainment	Term Loan	5.66% (S + 2.00%; 0.00% Floor)	11/21/2031	497,500	496,312	499,500	(10)(15)
TMA Buyer LLC	Software	Term Loan	8.82% (S + 5.00%; 0.75% Floor)	4/30/2031	1,656,708	1,641,586	1,640,141	(15)
TMA Buyer LLC	Software	Delayed Draw Term Loan	8.82% (S + 5.00%; 0.75% Floor)	4/30/2031	435,517	431,586	433,340	(15)
TMA Buyer LLC	Software	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	4/30/2031	—	—	—	(6)(15)
TMA Buyer LLC	Software	Revolver	— (S + 5.00%; 0.75% Floor)	4/30/2031	—	(1,551)	(1,742)	(6)(7)(15)
Towerco IV Holdings, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	7.58% (S + 3.75%; 1.00% Floor)	8/31/2028	6,267,225	6,267,225	6,267,225	(6)(15)
UFS, LLC	Banks	Term Loan	8.50% (S + 4.75%; 0.75% Floor)	10/14/2031	5,436,143	5,383,323	5,381,781	(15)
UFS, LLC	Banks	Revolver	8.50% (S + 4.75%; 0.75% Floor)	10/14/2031	86,288	82,934	82,836	(6)(15)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	722,509	719,020	722,509	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	85,879	85,464	85,879	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	180,967	180,093	180,967	(15)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	38,657	38,928	38,657	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2027	122,565	121,973	122,565	(15)
Ungerboeck Systems International, LLC	Leisure Products	Revolver	— (S + 5.25%; 1.00% Floor)	4/30/2029	—	(78)	—	(6)(7)(15)
UNIVISION COMMUNICATIONS INC.	Media	Term Loan	7.30% (S + 3.61%; 0.50% Floor)	1/31/2029	489,994	488,105	488,308	(10)(15)
Unlimited Technology Holdings, LLC	Health Care Technology	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	3/12/2032	877,941	873,930	877,941	(15)
Unlimited Technology Holdings, LLC	Health Care Technology	Revolver	— (S + 4.50%; 0.75% Floor)	3/12/2032	—	(522)	—	(6)(7)(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Vectra AI, Inc.	Software	Revolver	— (S + 5.25%; 1.00% Floor)	3/2/2028	—	(920)	(1,414)	(6)(7)(15)
Vectra AI, Inc.	Software	Term Loan	9.20% (S + 5.25%; 1.00% Floor)	3/2/2028	2,770,990	2,741,476	2,743,280	(15)
Vectra AI, Inc.	Software	Delayed Draw Term Loan	9.20% (S + 5.25%; 1.00% Floor)	3/2/2028	534,780	526,802	525,899	(6)(15)
Vehlo Purchaser, LLC	Automobiles	Term Loan	9.22% (S + 5.50%; 0.75% Floor)	5/24/2028	460,379	456,934	460,379	(15)
Vehlo Purchaser, LLC	Automobiles	Term Loan	8.96% (S + 5.50%; 0.75% Floor)	5/24/2028	4,285,714	4,258,285	4,285,714	(15)
Vehlo Purchaser, LLC	Automobiles	Delayed Draw Term Loan	9.21% (S + 5.50%; 0.75% Floor)	5/24/2028	1,190,476	1,182,897	1,190,476	(15)
Vehlo Purchaser, LLC	Automobiles	Revolver	— (S + 5.50%; 0.75% Floor)	5/24/2028	—	(3,857)	—	(6)(7)(15)
Velocity Holdco III Inc.	Commercial Services & Supplies	Term Loan	9.42% (S + 5.50%; 1.00% Floor)	5/31/2029	4,425,365	4,425,365	4,425,365	(15)
Veracross LLC	Diversified Consumer Services	Delayed Draw Term Loan	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	270,673	270,673	270,673	(6)(15)
Veracross LLC	Diversified Consumer Services	Term Loan	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	5,207,834	5,162,986	5,207,834	(15)
Veracross LLC	Diversified Consumer Services	Delayed Draw Term Loan	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	645,835	640,320	645,835	(15)
Veracross LLC	Diversified Consumer Services	Revolver	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	81,756	78,498	81,756	(6)(15)
VESTIS CORPORATION	Commercial Services & Supplies	Term Loan	5.91% (S + 2.25%; 0.00% Floor)	2/22/2031	1,000,000	952,614	912,500	(10)(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Term Loan	9.17% (S + 5.50%; 0.75% Floor)	3/21/2031	1,723,847	1,702,660	1,715,228	(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.17% (S + 5.50%; 0.75% Floor)	3/21/2031	1,723,847	1,703,798	1,715,228	(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.50%; 0.75% Floor)	3/21/2030	—	(4,660)	(2,155)	(6)(7)(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.17% (S + 5.50%; 0.75% Floor)	3/21/2031	110,000	105,132	110,000	(6)(15)
VS Buyer, LLC	Software	Term Loan	5.91% (S + 2.25%; 0.00% Floor)	4/12/2031	498,750	493,763	499,997	(10)(15)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	8.36% (S + 4.50%; 1.00% Floor)	10/2/2028	104,894	104,220	104,894	(6)(15)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	— (S + 4.50%; 1.00% Floor)	10/2/2028	—	(687)	—	(6)(7)(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	8.48% (S + 4.50%; 1.00% Floor)	10/2/2028	2,351,713	2,351,713	2,351,713	(15)
Wealth Enhancement Group, LLC	Financial Services	Revolver	— (S + 4.50%; 1.00% Floor)	10/2/2028	—	(28)	—	(6)(7)(15)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	8.48% (S + 4.50%; 1.00% Floor)	10/2/2028	520,860	520,860	520,860	(15)
Zendesk, Inc.	Software	Delayed Draw Term Loan	8.68% (S + 5.00%; 0.75% Floor)	11/22/2028	790,158	784,963	790,158	(15)
Zendesk, Inc.	Software	Revolver	— (S + 5.00%; 0.75% Floor)	11/22/2028	—	—	—	(6)(15)
Zendesk, Inc.	Software	Term Loan	8.68% (S + 5.00%; 0.75% Floor)	11/22/2028	4,900,557	4,900,557	4,900,557	(15)
Zendesk, Inc.	Software	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/22/2028	—	(4,147)	—	(6)(7)(15)
Total U.S. 1st Lien/Senior Secured Debt						333,836,592	333,424,031

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
2nd Lien/Junior Secured Debt — 0.50%
Symplr Software, Inc.	Health Care Technology	Term Loan	11.81% (S + 7.87%; 0.75% Floor)	12/22/2028	988,342	926,748	812,911	(15)
Total U.S. 2nd Lien/Junior Secured Debt						926,748	812,911
Total U.S Corporate Debt						334,763,340	334,236,942

UK Corporate Debt — 0.56%
UK 1st Lien/Senior Secured Debt — 0.56%
Labvantage Systems Limited	Pharmaceuticals	Term Loan	9.10% (S + 5.25%; 1.00% Floor)	12/23/2030	917,271	902,759	910,392	(8)(15)
Labvantage Solutions Inc.	Pharmaceuticals	Revolver	— (S + 5.25%; 1.00% Floor)	12/23/2030	—	(1,122)	(533)	(6)(7)(8)(15)
Total UK 1st Lien/Senior Secured Debt						901,637	909,859
Total UK Corporate Debt						901,637	909,859

Canadian Corporate Debt — 0.85%
Canadian 1st Lien/Senior Secured Debt — 0.85%
RevauAdvanced Underwriting Inc.	Insurance	Term Loan	8.46% (S + 4.75%; 0.75% Floor)	5/10/2032	1,389,287	1,376,374	1,375,395	(8)(15)
RevauAdvanced Underwriting Inc.	Insurance	Delayed Draw Term Loan	8.46% (S + 4.75%; 0.75% Floor)	5/10/2032	12,133	9,308	9,085	(6)(8)(15)
Total Canada 1st Lien/Senior Secured Debt						1,385,682	1,384,480
Total Canadian Corporate Debt						1,385,682	1,384,480

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Class/Series	Shares	Cost	Fair Value	Tickmarks
U.S. Investment Companies — 1.69%
AB EQUITY INVESTORS, L.P.	LP Interests	2,493,075	2,493,075	2,755,419	(8)(11)(16)
Total U.S. Investment Companies			2,493,075	2,755,419

Total Investments — 208.14%			339,543,734	339,286,700

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Yield	Shares	Cost	Fair value	Tickmarks
Cash Equivalents — 2.86%
US BANK MMDA GCTS	3.73%	4,663,819	4,663,819	4,663,819	(9)(13)(14)
Total Cash Equivalents			4,663,819	4,663,819

Cash — 1.71%
US Dollar		2,785,298	2,785,298	2,785,298	(13)
Total Cash			2,785,298	2,785,298
TOTAL CASH AND CASH EQUIVALENTS			7,449,117	7,449,117
LIABILITIES IN EXCESS OF OTHER ASSETS — (112.71%)				(183,727,570)
NET ASSETS — 100.00%				163,008,247

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

AB Private Lending Fund

Notes to Unaudited Consolidated Financial Statements

March 31, 2026

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

The Fund’s investment objective is to generate attractive risk adjusted returns, predominantly in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation. The portfolio is expected to consist primarily of directly originated, privately negotiated corporate loans to borrowers in the U.S. middle market, typically involving a private equity backed issuer, and in more limited instances, venture capital supported or independently owned issuers. The Fund seeks to additionally invest in broadly syndicated loans and bonds from private and public issuers to facilitate the immediate deployment of investors’ capital subscriptions, maintain liquidity requirements, and for opportunistic purposes.

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

The Fund has the authority to issue an unlimited number of Common Shares, $0.01 per share par value. On April 30, 2024, AB contributed $10,000 of capital to the Fund. In exchange for this contribution, AB received 400 Common Shares at a purchase price of $25 per Common Share. On May 1, 2024, immediately prior to the acquisition of the Initial Portfolio (as defined in Note 9), the Fund redeemed all of the Common Shares issued to AB and repaid AB $10,000 and the Fund issued 4,400,000 Class I shares at $25.00 per share to an affiliate of the Adviser.

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

As of March 31, 2026, the Fund’s only consolidated subsidiary was ABPLF.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2026, the Fund did not have any non-accrual investments.

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

The Fund has elected to be treated and intends to continue to qualify annually for federal income tax purposes as a RIC under Subchapter M of the Code. So long as the Fund is able to maintain its status as a RIC, it will generally not be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to its shareholders, and any tax liability related to income earned by the Fund will represent obligations of the Fund’s investors and will not be reflected on the financial statements of the Fund. To qualify and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements, and distribute at least 90% of its annual investment company taxable income, which is generally its net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years for which it paid no U.S. federal income taxes. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. For the three months ended March 31, 2026 and for the year ended December 31, 2025, the Fund had excise tax expense of $44,575 and $5,177, respectively.

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

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to paid-in capital in excess of par or distributable earnings, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are determined in conjunction with the preparation of the Fund’s annual RIC tax return. Distributions to common shareholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Trustees of the Fund (the “Board”) each month and is generally based upon the earnings estimated by the Adviser. The Fund may pay distributions to its shareholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its Common Shares. The Fund intends to timely distribute to its shareholders substantially all of its annual taxable income for each year, except that the Fund may retain certain net capital gains for reinvestment and, depending upon the level of the Fund’s taxable income earned in a year, the Fund may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. The specific tax characteristics of the Fund’s distributions will be reported to shareholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Fund will be able to declare such distributions in future periods.

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

Offering Cost and Organizational Expenses

Organization expenses include, among other things, the cost of incorporating the Fund and the cost of legal services and other fees pertaining to the Fund’s organization. These costs are expensed as incurred. For the three months ended March 31, 2026 and 2025, the Fund did not incur in organizational expenses.

The Fund’s offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Fund’s registration statement (and any amendments or supplements thereto) relating to the Offering and associated marketing materials. For the three months ended March 31, 2026 and 2025, the Fund incurred offering expenses of $0 and $400,832, respectively. As of March 31, 2026 and December 31, 2025, offering costs payable was $0. Offering expenses are recorded as deferred offering costs on the statement of assets and liabilities and then will be subsequently amortized to expense on the Fund’s statement of operations over 12 months from the commencement of operations.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Fund adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

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

For the three months ended March 31, 2026 and 2025, the Fund incurred management fees of $516,010 and $365,133, respectively. As of March 31, 2026 and 2025, $3,166,111 and $1,314,784, of accrued management fees remained payable, respectively.

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

The Fund incurred income-based incentive fees for the three months ended March 31, 2026 and March 31, 2025 of $411,294 and $295,101, respectively.

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

For the three months ended March 31, 2026 and 2025, the Fund incurred capital gain incentive fees of $0 and $1,300, respectively.

As of March 31, 2026 and December 31, 2025, the incentive fees payable were $411,294 and $483,747, respectively.

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

Administration Agreement

On August 7, 2024, the Fund entered into an Administration Agreement with AB Private Credit Investors LLC (in its capacity as administrator, the “Administrator”). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Fund’s other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. The Fund also is liable to reimburse the Administrator for the Fund’s allocable portion of compensation of the Administrator’s personnel, including but not limited to: (i) the Fund’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Fund; and (iii) any internal audit group personnel of the Administrator or any of its affiliates. The Administrator may defer or waive rights to be reimbursed for the costs and expenses noted above including the Fund’s allocable portion of compensation of the Administrator’s personnel, subject to the limitations described in the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Fund will reimburse the Administrator for any services performed for the Fund by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator receives compensation for its sub-administrative services under a sub-administration agreement. For the three months ended March 31, 2026 and 2025, the Fund incurred administration expense fees of $25,883 and $60,070, respectively.

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

Under the terms of the Managing Dealer Agreement, the Managing Dealer serves as the managing dealer for the Fund’s Offering. The Managing Dealer is entitled to receive shareholder servicing and/or distribution fees monthly in arrears at a contractual rate of 0.85% per annum of the aggregate value of the Fund’s net assets attributable to Class S shares as of the beginning of the first calendar day of the month. The Managing Dealer is entitled to receive shareholder servicing fees monthly in arrears at a contractual rate of 0.25% per annum of the aggregate value of the Fund’s net assets attributable to Class D shares as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees will be paid with respect to Class I shares. The shareholder servicing and/or distribution fees are payable monthly in arrears. The shareholder servicing and/or distribution fees are payable to the Managing Dealer, but the Managing Dealer will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services.

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

For the three months ended March 31, 2026, the Fund was entitled to reimbursements from the Adviser in the amount of $520,647. As of March 31, 2026 reimbursement of $1,815,824 remains outstanding ($1,707,910 as of December 31, 2025). For the three months ended March 31, 2025, the Fund was entitled to reimbursements from the Adviser in the amount of $1,015,155.

As of March 31, 2026, no reimbursement payments have been made. Cumulative expense and support provided and unreimbursed Expense Payments were $6,858,767. The following table presents a summary of Expense Payments and the related Reimbursement Payments for the three months ended March 31, 2026 and 2025, respectively:

For the Month Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Percentage Limit (1)
January 31, 2026	105,303	—	105,303	January 31, 2029	1.00%
February 28, 2026	136,426	—	136,426	February 28, 2029	1.00%
March 31, 2026	278,918	—	278,918	March 31, 2029	1.00%
Total	$520,647	$—	$520,647
January 31, 2025	278,634	—	278,634	January 31, 2028	1.00%
February 1, 2025	268,655	—	268,655	February 29, 2028	1.00%
March 31, 2025	467,866	—	467,866	March 31, 2028	1.00%
Total	$1,015,155	$—	$1,015,155

(1)
Represents the actual percentage of Operating Expenses paid by the Fund in any month after deducting any Expense Payment, as a percentage of the Fund’s average monthly net assets.

Transfer Agency Agreement

On August 7, 2024, the Fund and AllianceBernstein Investor Services, Inc. (“ABIS”), an affiliate of the Fund, entered into an agreement pursuant to which ABIS provides transfer agent services to the Fund. The Fund bears the expenses related to the agreement with ABIS.

For the three months ended March 31, 2026 and 2025, the Fund incurred $8,268 and $5,963 in transfer agent fees, respectively. As of March 31, 2026 and December 31, 2025, $8,268 and $7,687, of accrued transfer agent fees remained payable, respectively.

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

Ownership by Affiliates

As of March 31, 2026, Equitable Financial Life Insurance Company, an affiliated insurance company owned by Equitable Holdings, Inc. owned 4,400,000 class I shares of the Fund. This represents 65.02% and 68.02% of the outstanding class I shares as of March 31, 2026 and December 31, 2025, respectively.

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

The Scotia Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and certain subsidiaries that have been or will be formed or acquired by the Fund(collectively, the “Guarantors”), subject to certain exceptions, and includes a $30,000,000 sublimit for swingline loans, and is expected to be guaranteed by certain of the Fund’s domestic subsidiaries in existence as of the Scotia Credit Facility First Amendment Date. Proceeds of the Scotia Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

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

The Fund may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Scotia Credit Facility in U.S. dollars bear interest at either (i) term SOFR plus margin of either 1.950% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.825% per annum, or (ii) the alternate base rate plus a margin of either 0.950% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 0.825% per annum. The Fund may elect either the term SOFR or alternate base rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Fund’s option, subject to certain conditions. Amounts drawn under the Scotia Credit Facility in other permitted currencies bear interest at the relevant rate specified therein plus an applicable margin (including any applicable credit spread adjustment). Following the Scotia Credit Facility First Amendment Date, the Fund also pays a fee of 0.325% on daily undrawn amounts under the Scotia Credit Facility.

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

ABPLF Credit Facility

On May 2, 2024, ABPLF entered into a Credit Agreement with ABPLF as borrower, the Adviser, as collateral manager, the lenders from time to time parties thereto, The Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral administrator and collateral agent, and U.S. Bank National Association, as custodian (the “ABPLF Credit Facility” and, together with the Scotia Credit Facility, the “Credit Facilities”). Pursuant to its terms, the ABPLF Credit Facility originally provided for a total commitment amount of up to $200,000,000, split between a total of $100,000,000 in commitments in the case of the Class A-R Loans and Swingline Loans, on a revolving basis, and a total of $100,000,000 in commitments in the case of the Class A-T Loans, on a term basis.

On February 24, 2025, ABPLF entered into an amendment (the “First ABPLF Credit Facility Amendment”) to the ABPLF Credit Facility. Among other changes, the First ABPLF Credit Facility Amendment, (i) increased the ABPLF Credit Facility’s maximum commitment for Class A-R Loans on a revolving basis from $100,000,000 to $110,000,000, and (ii) increased the ABPLF Credit Facility’s maximum commitment for Class A-T Loans on a term basis from $100,000,000 to $110,000,000.

On February 9, 2026, ABPLF entered into a second amendment (the “Second ABPLF Credit Facility Amendment”) to the ABPLF Credit Facility. The Second ABLF Credit Facility Amendment, among other changes, (i) decreased the ABPLF Credit Facility’s applicable margin for Class A-R Loans and Class A-T Loans from 1.95% to 1.80% until the last day of the reinvestment period and from 2.45% to 2.30% after the last day of the reinvestment period, (ii) decreased the interest rate cap from 2.25% to 1.80% during the reinvestment period and from 2.45% to 2.30% after the end of the reinvestment period, (iii) extended the stated maturity date to February 9, 2035 and (iv) extended the reinvestment period to February 9, 2028.

Amounts drawn under the ABPLF Credit Facility, bear interest at either the Term SOFR Reference Rate, or the weighted average of the Commercial Paper Rate, the Liquidity Funding Rate and the Credit Funding Rate (each as defined in the ABPLF Credit Agreement, the “Applicable Rate”), in each case, plus a margin. Advances used to finance the purchase or origination of any eligible loans under the ABPLF Credit Facility initially bear interest at the Applicable Rate plus a spread of 2.50%. From and after the date of the Second ABPLF Credit Facility Amendment to the last day of the Reinvestment period, the applicable margin will be a spread of 1.80% plus 0.10% plus the additional administrative agent fees.

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

The Fund’s outstanding borrowings through the Credit Facilities as of March 31, 2026 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
Scotia Credit Facility	$100,000,000	$22,500,000	77,500,000	$22,500,000
Scotia Term Loan	25,000,000	$25,000,000	—	25,000,000
ABPLF Credit Facility	110,000,000	$57,750,000	52,250,000	57,750,000
ABPLF Term Loan	110,000,000	$110,000,000	—	110,000,000
Total	$345,000,000	$215,250,000	$129,750,000	$215,250,000

As of March 31, 2026 deferred financing costs and debt issuance costs were $1,417,577 and $911,299, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

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

Interest Expense on Borrowings

For the three months ended March 31, 2026 and 2025, the components of interest and other debt expenses related to the borrowings were as follows:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Interest and borrowing expenses	$2,698,373	$2,844,111
Commitment fees	159,822	151,378
Amortization of debt issuance and deferred financing costs	501,110	350,030
Total	$3,359,305	$3,345,519
Weighted average interest rate(1) (2)	5.77%	7.98%
Average outstanding balance(2)	$189,747,222	$170,027,778

(1)
Calculated as the annualized amount of the stated interest and borrowing expense divided by average borrowings for the period.
(2)
Calculated for the period from initial drawdowns of the Credit Facilities through March 31, 2026 and 2025, respectively.

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

The following tables summarizes the valuation of the Fund’s investments as of March 31, 2026:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$13,266,736	$—	$—	$13,266,736
Total Cash Equivalents	$13,266,736	$—	$—	$13,266,736

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$490,427	$43,840,273	$322,387,072	$366,717,772
2nd Lien/Junior Secured Debt	$—	$—	$637,481	$637,481
Total	$490,427	$43,840,273	$323,024,553	$367,355,253
Investments valued at NAV as a practical expedient#				$2,741,071
Total Investments#	$490,427	$43,840,273	$323,024,553	$370,096,324

* See consolidated schedule of investments for industry classifications.

# Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the consolidated statements of assets and liabilities.

The following tables summarizes the valuation of the Fund’s investments as of December 31, 2025:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$4,663,819	$—	$—	$4,663,819
Total Cash Equivalents	$4,663,819	$—	$—	$4,663,819

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$23,580,627	$312,137,743	$335,718,370
2nd Lien/Junior Secured Debt	—	—	$812,911	$812,911
Total	$—	$23,580,627	$312,950,654	$336,531,281
Investments valued at NAV as a practical expedient#				$2,755,419
Total Investments#	$—	$23,580,627	$312,950,654	$339,286,700

* See consolidated schedule of investments for industry classifications.

The following is a reconciliation of Level 3 Assets for the three months ended March 31, 2026:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Total
Balance as of January 1, 2026	$312,137,743	$812,911	$312,950,654
Purchases (including capitalized PIK)	17,178,885	—	17,178,885
Sales and principal repayments	(4,725,184)	—	(4,725,184)
Realized gain	11,160	—	11,160
Net amortization of premium/discount	185,802	4,224	190,026
Net change in unrealized appreciation (depreciation)	(2,401,334)	(179,654)	(2,580,988)
Balance as of March 31, 2026	$322,387,072	$637,481	$323,024,553
Change in unrealized appreciation (depreciation) for investments still held	(2,397,742)	(179,654)	(2,577,396)

The following is a reconciliation of Level 3 Assets for the year ended December 31, 2025:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Total
Balance as of January 1, 2025	$274,935,685	$891,979	$275,827,664
Purchases (including capitalized PIK)	103,570,162	—	103,570,162
Sales and principal repayments	(66,307,724)	—	(66,307,724)
Realized gain	4,995	—	4,995
Net amortization of premium/discount	886,677	15,374	902,051
Net change in unrealized appreciation (depreciation)	(952,052)	(94,442)	(1,046,494)
Balance as of December 31, 2025	$312,137,743	$812,911	$312,950,654
Change in unrealized appreciation (depreciation) for investments still held	(884,692)	(94,442)	(979,134)

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of March 31, 2026. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of March 31, 2026	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	311,617,516	Market Yield Analysis	Market Yield	7.7% - 22.5% (9.4%)	Decrease
1st Lien/Senior Secured Debt	10,769,556	Recent Purchase	Purchase Price	N/A	N/A
2nd Lien/Junior Secured Debt	637,481	Market Yield Analysis	Market Yield	34.8%	Decrease
Total Assets	$323,024,553

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
6.
Commitments and Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of March 31, 2026, the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of March 31, 2026 and December 31, 2025:

			3/31/2026		12/31/2025
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
AAH Topco, LLC	Revolver	12/22/2027	282,352	-	282,352	-
AAH Topco, LLC	Delayed Draw Term Loan	3/31/2027	253,641	-	338,394	-
Admiral Buyer, Inc.	Revolver	12/6/2029	487,579	(2,438)	487,579	(2,438)
Admiral Buyer, Inc.	Delayed Draw Term Loan	8/17/2026	64,333	(161)	64,333	-
Admiral Buyer, Inc.	Delayed Draw Term Loan	2/8/2027	37,920	(95)	37,920	-
Amercare Royal, LLC	Revolver	9/10/2030	58,022	(725)	95,455	(1,432)
Amercare Royal, LLC	Delayed Draw Term Loan	9/10/2026	232,088	(1,741)	232,088	(2,321)
AppViewX, Inc.	Revolver	12/24/2031	99,668	(2,990)	99,668	(997)
AppViewX, Inc.	Delayed Draw Term Loan	3/31/2027	102,990	(2,060)	102,990	-
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	334,456	(6,689)	334,456	(1,672)
BHG Holdings, LLC	Revolver	4/22/2032	233,437	(1,751)	233,437	(1,751)
BHG Holdings, LLC	Delayed Draw Term Loan	4/22/2027	528,843	-	528,843	-
Bonterra LLC	Revolver	3/5/2032	64,889	(811)	75,556	(189)
Brightspot Buyer, Inc.	Revolver	11/16/2027	168,054	(3,361)	201,664	(3,025)
BSI2 Hold Nettle, LLC	Revolver	6/30/2028	218,946	(1,095)	184,376	-
Businessolver.com, Inc.	Delayed Draw Term Loan	12/3/2027	550,308	(13,758)	550,308	(1,376)
Businessolver.com, Inc.	Revolver	12/3/2032	245,092	(6,740)	245,092	(1,225)
BV EMS Buyer, Inc.	Revolver	11/23/2027	81,348	-	81,348	-
Community Based Care Acq, Inc.	Revolver	9/16/2027	332,760	(832)	332,760	-
Community Based Care Acq, Inc.	Delayed Draw Term Loan	7/23/2027	72,553	(181)	72,553	-
Contruent Intermediate Company	Delayed Draw Term Loan	11/12/2027	372,513	(9,313)	372,513	-
Contruent Intermediate Company	Revolver	11/14/2031	248,342	(6,209)	248,342	(3,725)
DA Blocker Corp	Delayed Draw Term Loan	2/10/2027	220,588	(1,654)	220,588	-
DA Blocker Corp	Revolver	2/10/2032	70,588	(882)	73,529	(551)
Datacor Holdings Inc	Revolver	3/11/2030	275,831	(2,758)	189,634	-
Delorean Purchaser Inc	Revolver	12/16/2031	130,435	(1,957)	130,435	(652)
DLRDVM LLC	Delayed Draw Term Loan	5/7/2027	116,138	(581)	116,138	-
DLRDVM LLC	Revolver	5/7/2032	116,138	(1,161)	116,138	(581)

			3/31/2026		12/31/2025
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
EET Buyer, Inc.	Revolver	11/8/2027	379,836	(6,647)	379,836	(2,849)
Einstein Parent, Inc.	Revolver	1/22/2031	93,750	(3,281)	93,750	(2,109)
Exterro Inc	Revolver	6/1/2027	311,967	(3,900)	311,967	-
Exterro, Inc.	Delayed Draw Term Loan	9/10/2026	695,880	(5,219)	695,880	-
FirstEnroll LLC	Revolver	9/19/2031	358,986	(5,385)	358,986	(3,590)
Foundation Risk Partners, Corp.	Revolver	10/29/2029	363,289	-	335,343	-
Fullsteam Operations, LLC	Delayed Draw Term Loan	8/6/2027	1,529,914	(22,949)	1,529,914	(7,650)
Fullsteam Operations, LLC	Revolver	8/8/2031	509,971	(10,199)	509,971	(3,825)
Fusion Holding, Corp.	Revolver	9/15/2028	443,298	(28,814)	204,599	(8,695)
Garnett Station Partners, LLC	Revolver	12/21/2029	381,999	(4,775)	-	-
Greenlight Intermediate II, Inc.	Delayed Draw Term Loan	7/2/2027	1,078,336	(5,392)	1,317,966	(6,590)
GS AcquisitionCo, Inc.	Revolver	5/25/2028	14,720	(331)	19,489	(146)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	-	-	25,589	-
HireVue, Inc.	Delayed Draw Term Loan	1/29/2027	601,501	(60,150)	-	-
HITRUST Services, LLC	Revolver	3/14/2031	190,476	(952)	190,476	(1,905)
Honor HN Buyer, Inc.	Revolver	10/15/2027	102,500	-	102,500	-
Honor HN Buyer, Inc.	Delayed Draw Term Loan	10/15/2026	438,633	-	438,633	-
Hunter Communications & Technologies LLC	Delayed Draw Term Loan	3/31/2028	1,171,592	(6,678)	-	-
Hunter Communications & Technologies LLC	Revolver	3/31/2032	272,463	(2,275)	-	-
Hyscaleix Data Centers Holdings LLC	Revolver	1/29/2031	349,707	(5,546)
Joink, LLC	Delayed Draw Term Loan	4/2/2027	270,490	(4,734)	460,564	(2,303)
Joink, LLC	Revolver	10/4/2030	87,727	(1,755)	87,727	(658)
Juniper Square, Inc.	Delayed Draw Term Loan	11/6/2028	1,621,622	-	1,621,622	-
Juniper Square, Inc.	Revolver	11/6/2031	540,541	(5,405)	540,541	(5,405)
Juniper Square, Inc.	Delayed Draw Term Loan	11/8/2027	2,432,432	(12,162)	2,432,432	(12,162)
KPA Parent Holdings, Inc.	Delayed Draw Term Loan	3/15/2027	114,943	(862)	114,943	-
KPA Parent Holdings, Inc.	Revolver	3/12/2032	80,460	(1,006)	80,460	-
Labvantage Solutions, Inc.	Revolver	11/23/2030	71,176	(890)	71,176	(534)
Last Dance Intermediate I©, LLC	Delayed Draw Term Loan	6/30/2027	3,433	-	387,952	-
Last Dance Intermediate I©, LLC	Delayed Draw Term Loan	1/31/2028	3,000,000	(15,000)	-	-

			3/31/2026		12/31/2025
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Last Dance Intermediate I©, LLC	Revolver	3/31/2031	137,386	-	137,386	(343)
LeadVenture, Inc.	Delayed Draw Term Loan	6/23/2027	486,046	(8,506)	551,017	-
LeadVenture, Inc.	Revolver	6/23/2032	392,523	(7,850)	328,965	-
Level Data, LLC	Delayed Draw Term Loan	3/5/2027	310,078	(6,977)	310,078	(1,550)
Level Data, LLC	Revolver	3/5/2031	116,279	(3,198)	54,264	(543)
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	2/7/2028	2,519,889	(12,599)	-	-
Lightspeed Buyer, Inc.	Revolver	2/6/2032	839,963	(8,400)	-	-
LivTech Purchaser, Inc.	Delayed Draw Term Loan	11/23/2026	92,235	(2,075)	92,235	(692)
LivTech Purchaser, Inc.	Revolver	11/24/2031	117,647	(2,647)	117,647	(882)
Mavenlink, Inc.	Revolver	6/1/2029	99,325	(3,973)	99,325	(2,483)
MediaLab Solutions, LLC	Revolver	8/11/2031	352,717	(3,527)	352,717	(3,527)
Medical Management Resource Group, LLC	Revolver	9/30/2026	84,118	(631)	50,471	(505)
Mist Holding Co.	Revolver	12/23/2030	90,909	(909)	90,909	-
Mist Holding Co.	Delayed Draw Term Loan	8/12/2028	1,167,077	(5,835)	1,167,077	-
Momentus Technologies, LLC	Revolver	4/30/2029	17,560	(263)	17,560	-
MMP Intermediate, LLC	Revolver	2/15/2029	237,978	-	237,978	-
Mr. Greens Intermediate, LLC	Delayed Draw Term Loan	11/2/2026	684,350	-	684,350	-
Mr. Greens Intermediate, LLC	Revolver	5/1/2031	247,317	-	247,317	-
MSP Global Holdings, Inc.	Revolver	4/9/2029	362,216	(8,150)	362,216	(5,433)
MSP Global Holdings, Inc.	Delayed Draw Term Loan	4/8/2026	222,654	(5,010)	222,654	(3,340)
Nasuni Corporation	Revolver	9/10/2030	315,800	(3,158)	315,800	(3,947)
Navigate360, LLC	Revolver	3/17/2028	260,083	(7,802)	260,083	(1,300)
NC Topco, LLC	Revolver	9/1/2031	155,737	-	155,737	-
NC Topco, LLC	Delayed Draw Term Loan	8/31/2026	-	-	389,342	-
NMI Acquisitionco, Inc.	Revolver	9/6/2028	197,434	(1,481)	197,434	(1,481)
Opoc Acquisition LLC	Revolver	12/20/2030	69,930	-	69,930	(699)
Opoc Acquisition LLC	Delayed Draw Term Loan	12/21/2026	153,846	-	153,846	(385)
Pace Health Companies LLC	Delayed Draw Term Loan	6/2/2027	782,638	-	782,638	-
Palmico Avant Holdings LP	Revolver	12/31/2032	959,457	(7,196)	863,511	(8,635)

			3/31/2026		12/31/2025
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Patriot Ascquireco LLC	Revolver	9/3/2032	504,269	(5,043)	504,269	(5,043)
Priority OnDemand Midco 2, L.P.	Delayed Draw Term Loan	7/15/2026	1,082,205	-	1,082,205	—
Quest Analytics, Inc.	Revolver	11/10/2032	1,095,826	(13,698)	1,095,826	(5,479)
Quest Analytics, Inc.	Delayed Draw Term Loan	11/10/2027	2,739,559	(27,396)	2,739,560	(6,849)
Quirch Foods Holdings, LLC	Delayed Draw Term Loan	11/12/2027	449,715	(2,249)	449,715	(2,249)
Ranger Buyer, Inc.	Revolver	11/18/2027	364,822	-	364,822	—
REP TEC Intermediate Holdings, Inc.	Revolver	5/30/2031	96,955	(727)	96,955	(242)
Revau Advanced Underwriting, Inc.	Delayed Draw Term Loan	5/7/2027	518,266	(10,365)	597,530	(2,988)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/30/2027	259,423	-	268,554	—
Ridge Trail US Bidco, Inc.	Revolver	3/30/2031	65,348	-	65,348	—
Saab Purchaser, Inc.	Revolver	11/12/2031	403,437	(10,086)	403,437	—
Saab Purchaser, Inc.	Delayed Draw Term Loan	9/22/2027	2,307,692	(46,154)	2,307,692	—
Sako and Partners Lower Holdings, LLC	Revolver	9/15/2028	390,778	-	289,176	—
Salisbury House, LLC	Delayed Draw Term Loan	8/18/2027	1,426,194	-	1,426,194	—
Salisbury House, LLC	Revolver	8/18/2032	950,796	(4,754)	808,176	(8,082)
Sandstone Care Holdings, LLC	Delayed Draw Term Loan	7/1/2026	-	-	61,182	—
Sauce Labs, Inc.	Revolver	8/16/2027	275,143	(8,942)	500,260	(13,757)
Second Nature Brands, Inc.	Revolver	2/6/2031	88,931	(1,334)	88,931	(667)
Serrano Parent, LLC	Revolver	5/13/2030	540,984	(37,869)	540,984	(24,344)
Slipstream IT, LLC	Revolver	8/1/2031	518,701	-	518,701	(5,187)
Slipstream IT, LLC	Delayed Draw Term Loan	8/2/2027	518,701	-	518,701	(2,594)
Soladoc, LLC	Revolver	6/12/2028	184,376	(4,148)	230,470	(4,609)
Tau Buyer, LLC	Delayed Draw Term Loan	2/1/2027	270,572	(4,059)	270,572	—
Tau Buyer, LLC	Revolver	2/2/2032	202,929	(1,522)	250,677	(627)
Telcor Buyer, Inc.	Revolver	8/20/2027	-	-	113,480	—
TMA Buyer, LLC	Revolver	4/30/2031	174,207	(1,742)	174,207	(1,742)
TMA Buyer, LLC	Delayed Draw Term Loan	4/30/2027	135,010	-	135,010	—
Towerco IV Holdings, LLC	Delayed Draw Term Loan	7/17/2026	133,994	-	156,564	—
UFS, LLC	Revolver	10/10/2031	258,864	(3,883)	258,864	(2,589)

			3/31/2026		12/31/2025
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	117,647	-	117,647	—
Vectra AI, Inc.	Delayed Draw Term Loan	10/29/2026	353,355	(5,300)	353,355	(3,534)
Vectra AI, Inc.	Revolver	3/2/2028	141,342	(2,120)	141,342	(1,413)
Vehlo Purchaser, LLC	Revolver	5/24/2028	563,430	(7,043)	563,430	—
Veracross, LLC	Revolver	12/28/2027	122,634	(1,533)	327,024	—
Veracross, LLC	Delayed Draw Term Loan	12/28/2027	515,272	(6,441)	585,062	—
Visionary Buyer, LLC	Revolver	3/21/2030	430,962	(3,232)	430,962	(2,155)
Visionary Buyer, LLC	Delayed Draw Term Loan	3/31/2027	702,500	(1,756)	890,000	—
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	12/30/2026	89,843	-	153,087	—
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	8/30/2027	308,696	-	308,696	—
Wealth Enhancement Group, LLC	Revolver	10/2/2028	185,263	-	185,263	—
Zendesk, Inc.	Revolver	11/22/2028	497,725	(3,733)	497,725	—
Zendesk, Inc.	Delayed Draw Term Loan	5/15/2026	-	-	414,722	—
Total			$54,971,052	(599,566)	$47,959,669	$(210,251)

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

The Fund had the following unfunded commitment(s) for its equity investments, including investment companies, as of March 31, 2026 and December 31, 2025:

	3/31/2026	12/31/2025
Investment	Unfunded Commitment	Unfunded Commitment
AB EQUITY INVESTORS, L.P.	$10,019	$13,118
Total	$10,019	$13,118

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

As of March 31, 2026 and December 31, 2025, the cumulative amount subject to recoupment by the Adviser under the Expense Support Agreement amounts to $6,858,767 and $6,338,120, respectively.

7.
Net Assets

Transactions in Shares

The following table summarizes the total Common Shares issued and proceeds related to the Offering:

Share Issue Date	Shares Issued	Proceeds Received
For the Three Months Ended March 31, 2026
January 2, 2026	94,010	$2,369,087
February 2, 2026	126,671	$3,184,399
March 2, 2026	56,332	$1,408,297
Total	277,013	$6,961,783
For the Three Months Ended March 31, 2025
January 2, 2025	43,379	$1,100,000
February 3, 2025	55,233	$1,400,000
Total	98,612	$2,500,000

Distributions

Distributions to shareholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute monthly distributions to its shareholders. The Fund’s monthly distributions, if any, will be determined by the Board. Any distributions to the Fund’s shareholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared for the Fund’s Class I shares during the three months ended March 31, 2026:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
1/22/2026	1/30/2026	2/27/2026	0.20	$1,313,869
2/20/2026	2/27/2026	3/31/2026	0.20	1,340,666
3/19/2026	3/31/2026	4/30/2026	0.20	1,353,474
Total				$4,008,009

The following table summarizes distributions declared for the Fund’s Class I shares during the three month ended March 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
1/22/2025	1/31/2025	2/28/2025	$0.23	$1,078,474
2/21/2025	2/28/2025	3/31/2025	0.23	1,102,112
3/21/2025	3/31/2025	4/30/2025	0.20	951,342
Total				$3,131,928

Distribution Reinvestment Plan

On May 30, 2024, the Fund adopted a distribution reinvestment plan. See Note 2–Significant Accounting Policies–Distributions.

The following table summarizes the total shares reinvested for the Fund’s Class I shares during the three months ended March 31, 2026:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
December 18, 2025	December 31, 2025	January 1, 2026	6,839	172,327
January 22, 2026	January 30, 2026	February 1, 2026	7,312	183,807
February 20, 2026	February 27, 2026	March 1, 2026	7,709	192,734
March 19, 2026	March 31, 2026	April 1, 2026	—	-
Total			21,860	548,868

The following table summarizes the total shares reinvested for the Fund’s Class I shares during the three months ended March 31, 2025:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
January 22, 2025	January 31, 2025	February 1, 2025	1,873	47,478
February 21, 2025	February 28, 2025	March 1, 2025	2,425	61,330
March 21, 2025	March 31, 2025	April 1, 2025	—	—
Total			4,298	108,808

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

8.
Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per Share for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Net increase (decrease) in net assets from operations	$369,800	$3,089,970
Weighted average common shares outstanding	6,679,238	4,676,871
Earnings per common share-basic and diluted	$0.06	$0.66

9.
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

10. Financial Highlights

Below is the schedule of financial highlights of the Fund for Class I shares for the three months ended March 31, 2026 and 2025:

Per Share Data: (1)	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Net asset value, beginning of period	$25.20	$25.36
Net investment income (loss)	0.53	0.66
Net realized and unrealized gains (losses) on investments	(0.47)	0.00
Net increase (decrease) in net assets resulting from operations	$0.06	0.65
Distributions to shareholders	(0.60)	(0.66)
Net asset value, end of period	$24.66	$25.35
Shares outstanding, end of period	6,767,371	4,698,131
Total return at net asset value before incentive fees(2)(3)	0.47%	2.88%
Total return at net asset value after incentive fees(2)(3)	0.23%	2.63%
Ratio/Supplemental Data:
Net assets, end of period	$166,880,689	$119,092,926
Ratio of total expenses to weighted average net assets(4)	11.83%	16.32%
Ratio of net expenses to weighted average net assets(4)	10.56%	13.67%
Ratio of net investment income (loss) before waivers to weighted average net assets (4)	8.13%	8.82%
Ratio of net investment income (loss) after waivers to weighted average net assets(4)	9.40%	11.47%
Ratio of interest and credit facility expenses to weighted average net assets(4)	8.21%	11.40%
Ratio of incentive fees to weighted average net assets(3)	0.25%	0.25%
Portfolio turnover rate(3)	1.73%	4.27%
Asset coverage ratio(5)	178%	171%

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
11.
Subsequent Events

Subsequent events after the date of the Consolidated Statements of Assets and Liabilities have been evaluated through the date the consolidated financial statements were issued. The Fund has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements other than disclosed below.

On May 7, 2026, the Board of Trustees of the Fund approved an Amended and Restated Distribution Reinvestment Plan (the "Amended DRP"), effective immediately. The Amended DRP modifies participant terms such that a participant's DRP enrollment will only be terminated with respect to shares actually repurchased in a tender offer, and not with respect to shares for which repurchase was requested but not completed. The Amended DRP also requires investors located in California to affirmatively opt in to participate. The Amended DRP first applies to the reinvestment of cash distributions paid on or after May 7, 2026.

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
•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors the Fund identifies under “Item 1A. Risk Factors” in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by the Fund that the Fund’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in the Fund’s Prospectus, Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, the Fund assumes no duty and does not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this Quarterly Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because the Fund is an investment company.

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

The Fund’s investment objective is to generate attractive risk-adjusted returns, predominantly in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation. The portfolio is expected to consist primarily of directly originated, privately negotiated corporate loans to borrowers in the U.S. middle market, typically involving a private equity backed issuer, and in more limited instances, venture capital supported or independently owned issuers. The Fund seeks to additionally invest in broadly syndicated loans and bonds from private and public issuers to facilitate the immediate deployment of investors’ capital subscriptions, maintain liquidity requirements, and for opportunistic purposes.

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

Recent Developments

See “Item 1. Financial Statements—Notes to Financial Statement—Note 10. Subsequent Events” for a summary of recent developments.

Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
Investments in Portfolio Companies	(36,948,582)	(1)	$(9,827,636)	(2)
Draw Downs against Revolvers and Delayed Draw Term Loan	(3,157,909)		(2,115,145)
Principal Repayments	5,305,808	(3)	24,433,408	(4)
Sales	832,386		—
Net Repayments (Investments)	$(33,968,297)		$12,490,627

(1)
Includes investments in 61 portfolio companies.
(2)
Includes investments in 82 portfolio companies.
(3)
Includes $1,497,566 in revolver and delayed draw term paydowns
(4)
Includes $2,353,707 in revolver and delayed draw term paydowns.

The following table shows the composition of the investment portfolio and associated yield data as of March 31, 2026:

	As of March 31, 2026
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$370,099,470	95.68%	$366,717,772	95.66%	9.29%
Second Lien Junior Secured Debt	930,971	0.24%	637,481	0.17%	34.28%
Investment Companies	2,509,298	0.65%	2,741,071	0.72%
Cash equivalents	13,266,736	3.43%	13,266,736	3.45%
Total	$386,806,475	100.00%	$383,363,060	100.00%

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

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026	As of December 31, 2025
Number of portfolio companies	175	132
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	—%	—%

(1)
Measured on a fair value basis and excludes equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of March 31, 2026:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Performing	371,030,441	100%	367,355,253	100%
Non-accrual	$—	—%	$—	—%
Total	$371,030,441	100.00%	$367,355,253	100.00%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2025:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Performing	$337,050,659	100%	$336,531,281	100%
Non-accrual	$—	—%	$—	—%
Total	$337,050,659	100.00%	$336,531,281	100.00%

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2026 and 2025, the Fund did not have any non-accrual investments.

The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, bu GICS, at amortized cost and fair value as of March 31, 2026 (with corresponding percentage of total portfolio investments):

	As of March 31, 2026
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Aerospace & Defense	1,489,745	0.40%	1,481,171	0.40%
Automobile Components	5,074,851	1.36%	5,040,757	1.36%
Automobiles	8,013,967	2.15%	7,967,430	2.15%
Biotechnology	129,681	0.03%	130,894	0.04%
Banks	8,691,182	2.33%	8,564,851	2.31%
Capital Markets	1,597,149	0.42%	1,610,567	0.44%
Chemicals	8,001,080	2.14%	7,904,424	2.14%
Commercial Services & Supplies	13,948,848	3.73%	13,976,501	3.78%
Construction & Engineering	7,238,135	1.94%	7,124,254	1.93%
Consumer Staples Distribution & Retail	2,684,798	0.72%	2,690,058	0.73%
Containers & Packaging	1,000,847	0.27%	951,700	0.26%
Diversified Consumer Services	20,587,791	5.51%	20,481,666	5.53%
Diversified Telecommunication Services	36,104,299	9.67%	36,112,426	9.76%
Electrical Equipment	1,585,766	0.42%	1,579,663	0.43%
Electronic Equipment, Instruments & Components	99,750	0.03%	99,406	0.03%
Energy Equipment & Services	905,511	0.24%	909,245	0.25%
Entertainment	495,114	0.13%	495,615	0.13%
Financial Services	28,183,270	7.54%	28,214,569	7.62%
Food Products	4,303,175	1.15%	4,301,521	1.16%
Health Care Equipment & Supplies	3,199,080	0.86%	3,193,890	0.86%
Health Care Providers & Services	34,874,128	9.34%	34,442,477	9.31%
Health Care Technology	26,353,205	7.05%	25,962,544	7.02%
Hotels, Restaurants & Leisure	10,011,751	2.68%	10,017,588	2.71%
Insurance	21,556,891	5.77%	21,496,034	5.81%
Interactive Media & Services	995,062	0.27%	953,000	0.26%
Investment Companies	2,509,298	0.67%	2,741,071	0.74%
IT Services	4,994,493	1.34%	4,949,342	1.34%
Leisure Products	1,916,054	0.51%	1,901,887	0.51%
Machinery	2,123,036	0.57%	2,127,881	0.58%
Media	4,896,629	1.31%	4,812,798	1.30%
Metals & Mining	415,800	0.11%	416,850	0.11%
Oil, Gas & Consumable Fuels	608,559	0.16%	611,525	0.17%
Personal Care Products	189,081	0.05%	189,999	0.05%
Pharmaceuticals	900,007	0.24%	902,652	0.24%
Professional Services	25,165,854	6.74%	24,310,295	6.57%
Real Estate Management & Development	8,036,599	2.15%	8,043,894	2.17%
Software	60,649,524	16.24%	59,409,016	16.02%
Technology Hardware, Storage & Peripherals	13,484,090	3.61%	13,448,445	3.63%
Wireless Telecommunication Services	57,989	0.02%	57,906	0.02%
Not Specified	467,650	0.13%	470,512	0.13%
Total	$373,539,739	100.00%	$370,096,324	100.00%

The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, by GICS, at amortized cost and fair value as of December 31, 2025 (with corresponding percentage of total portfolio investments):

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

Results of Operations

The following is a summary of the Fund’s operating results for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Total investment income	8,165,022	$7,378,731
Total expenses	5,104,973	5,314,313
Less: expenses reimbursed by the Adviser	(520,647)	(1,015,155)
Income tax expense, including excise tax	44,575	—
Net investment income after tax	3,536,121	3,079,573
Net realized and change in unrealized gains (losses) on investment transactions:	20,060	—
Net realized gain (loss) from:
Net realized and change in unrealized appreciation and depreciation on investments	(3,186,381)	10,397
Net increase in net assets resulting from operations	$369,800	$3,089,970

Investment Income

For the three months ended March 31, 2026 and 2025, the Fund’s investment income was comprised of $8,046,154 and $7,267,220 of interest income, which included $207,103 and $217,765 from the net amortization of premium and accretion of discounts, $91,011 and $43,553 of payment-in-kind interest, and $27,857 and $67,958 of dividend income, respectively for the periods presented.

Operating Expenses

The following is a summary of the Fund’s operating expenses for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Interest and borrowing expenses	$3,359,305	$3,345,519
Offering fee expense	—	400,832
Income-based incentive fee	411,294	295,101
Other expenses	95,128	126,964
Management fees	516,010	365,133
Professional fees	614,814	651,736
Directors' Fees	44,017	51,313
Trustees’ fees	10,500	10,382
Capital gain incentive fee	—	1,300
Administration and custodian fees	45,637	60,070
Transfer agent fees	8,268	5,963
Total expenses	5,104,973	5,314,313
Income tax expense, including excise tax	44,575	—
Total expenses	$5,149,548	$5,314,313

Total operating expenses for the three months ended March 31, 2026, decreased by approximately $209,340 compared to the three months ended March 31, 2025. The decrease is attributable primarily to lower offering fee expenses, offset by higher management fees and income-based incentive fees.

Interest and Borrowing Expenses

Interest and borrowing expenses include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Credit Facilities. Interest and borrowing expenses for the three months ended March 31, 2026 and 2025 were $3,359,305 and 3,345,519, respectively. The weighted average for the three months ended March 31, 2026 and 2025 were 6.21% and 7.98%, respectively.

Management Fee

The gross management fee expenses for the three months ended March 31, 2026 and 2025 were $516,010 and $365,133, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended March 31, 2026, the Fund had $3,186,381 in net change in unrealized depreciation on $370,096,324 of investments in 176 portfolio companies. Net change in unrealized depreciation for the period for the three months ended March 31, 2025, resulted from an decrease in fair value, primarily due to negative valuation adjustments on level 3 securities.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2026, the net increase in net assets resulting from operations was $369,800. Based on the weighted average shares outstanding for the three months ended March 31, 2026, the Fund’s per share net increase (decrease) in net assets resulting from operations was $0.06.

For the three months ended March 31, 2025, the net increase in net assets resulting from operations was $3,089,970. Based on the weighted average shares outstanding for the three months ended March 31, 2025, the Fund’s per share net increase (decrease) in net assets resulting from operations was $0.66.

Cash Flows

For the three months ended March 31, 2026, cash increased by $11,429,142. During the same period, the Fund used $24,530,031 in operating activities, primarily as a result of purchases of investments. During the three months ended March 31, 2026, the Fund generated $35,959,173 from financing activities, primarily from borrowings on Notes, and issuance of Shares.

For the three months ended March 31, 2025, cash increased by $9,716,259. During the same period, cash provided by operating activities was $14,452,837, primarily as a result of net purchases of investments. The Fund used $4,736,578 from financing activities, primarily from distributions paid, repayments of credit facilities and financing costs paid, offset by issuance of Common Shares.

Hedging

The Fund may enter into interest rate, foreign exchange, and/or other derivative arrangements to hedge against interest rate, currency, and/or other credit related risks through the use of futures, options and forward contracts. These hedging activities will be subject to the applicable legal and regulatory compliance requirements; however, there can be no assurance any hedging strategy employed will be successful. The Fund may also seek to borrow capital in local currency as a means to hedging non-U.S. dollar denominated investments. For the three months ended March 31, 2026 and 2025, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2026, and December 31, 2025 the Fund had $18,878,259 and $7,449,117 in cash and cash equivalents, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund intends to sell its shares on a continuous monthly basis at a per share price equal to the then-current NAV per share.

The Fund’s primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying AB-PCI (in its capacity as the Adviser and the Administrator) or AB High Yield), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Common Shares.

Cash and cash equivalents as of March 31, 2026, taken together with the Fund’s $129,750,000 undrawn amount on its Credit Facilities, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

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

As of March 31, 2026, the Fund has unfunded commitments to fund future investments in the amount of $54,971,052 and contractual obligations in the form of Credit Facilities of $181,500,000.

Equity Activity

The Fund can offer up to $1,000,000,000 of Common Shares in the Offering on a “best efforts” basis through AllianceBernstein Investments, Inc., the Managing Dealer, a registered broker-dealer.

During the three months ended March 31, 2026, the Fund issued 277,013 Class I Shares for total proceeds of approximately $6,961,783.

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable per class of Common Shares for the three months ended March 31, 2026. The Fund declared $3,131,928 during the three months ended March 31, 2025.

Declaration Year	Class S Shares	Class D Shares	Class I shares
2026	—	—	$0.60

Reinvestment	Amount	Shares
2026	$548,868	21,860

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our shares of common stock during the three months ended March 31, 2026:

	Three Months Ended March 31, 2026		Year Ended December 31, 2025
	Amount	Percentage	Amount	Percentage
Source of Distributions
Cash flows used in operating activities	$369,800	100%	$12,085,915	100%
Net gains from investment realizations	—	—%	—	—%
Indebtedness	—	—%	—	—%
Total sources of distributions	$369,800	100%	$12,085,915	100%

Year-to-date cash flows from operating activities	$369,800	0%	$12,085,915	100%

Share Repurchase Program

The Fund has commenced a share repurchase program in which the Fund may repurchase, in each quarter, at the discretion of the Board, up to 5% of the NAV of the Fund’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Fund’s liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase plan, to the extent the Fund offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased net of the Early Repurchase Deduction. The one-year holding period for the Early Repurchase Deduction is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders across all shares. For the three months ended March 31, 2026 and 2025, there were no shares tendered.

Co-Investment Relief

The Fund may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the trustees who are not interested persons, and in some cases, the prior approval of the SEC. The Fund, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Fund to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Fund generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board makes the findings required by Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Fund and its shareholders and do not involve overreaching of the Fund or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Fund’s shareholders and its policy as recited in its filings with the SEC, and (3) the Fund’s directors record in their minutes and preserve in their records a description of the transaction, their findings, the information or materials upon which their findings were based, and the basis for their findings. As a result of exemptive relief, there could be significant overlap in the Fund’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to the Fund’s.

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

The Scotia Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and certain subsidiaries that have been or will be formed or acquired by the Fund (collectively,the “Guarantors”), subject to certain exceptions, and includes a $30,000,000 sublimit for swing line loans, and is expected to be guaranteed by certain of the Fund’s domestic subsidiaries in existence as of the Scotia Credit Facility First Amendment Date. Proceeds of the Scotia Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

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

The Fund may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Scotia Credit Facility in U.S. dollars bear interest at either (i) term SOFR plus margin of either 1.950% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.825% per annum, or (ii) the alternate base rate plus a margin of either 0.950% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 0.825% per annum. The Fund may elect either the term SOFR or alternate base rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Fund’s option, subject to certain conditions. Amounts drawn under the Scotia Credit Facility in other permitted currencies bear interest at the relevant rate specified therein plus an applicable margin (including any applicable credit spread adjustment). Following the Scotia Credit Facility First Amendment Date, the Fund will pay a fee of 0.325% on daily undrawn amounts under the Scotia Credit Facility.

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

ABPLF Credit Facility

On May 2, 2024, ABPLF entered into a Credit Agreement with ABPLF as borrower, the Adviser, as collateral manager, the lenders from time to time parties thereto, The Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral administrator and collateral agent, and U.S. Bank National Association, as custodian (the “ABPLF Credit Facility” and, together with the Scotia Credit Facility, the “Credit Facilities”). Pursuant to its terms, the ABPLF Credit Facility originally provided for a total commitment amount of up to $200,000,000, is split between a total of $100,000,000 in commitments in the case of the Class A-R Loans and the Swingline Loans, on a revolving basis, and a total of $100,000,000 in commitments in the case of the Class A-T Loans, on a term basis.

On February 24, 2025, ABPLF entered into the first amendment (the “First ABPLF Credit Facility Amendment”) to the ABPLF Credit Facility. The First ABPLF Credit Facility Amendment, among other changes, (i) increased the ABPLF Credit Facility’s maximum commitment for Class A-R Loans on a revolving basis from $100,000,000 to $110,000,000, and (ii) increased the ABPLF Credit Facility’s maximum commitment for Class A-T Loans on a term basis from $100,000,000 to $110,000,000.

On February 9, 2026, ABPLF entered into the second amendment (the “Second ABPLF Credit Facility Amendment”) to the ABPLF Credit Facility. The Second ABPLF Credit Facility Amendment, among other changes, (i) decreased the ABPLF Credit Facility’s applicable margin for Class A-R Loans and Class A-T Loans from 1.95% to 1.80% until the last day of the reinvestment period and from 2.45% to 2.30% after the last day of the reinvestment period, (ii) decreased the interest rate cap from 2.25% to 1.80% during the reinvestment period and from 2.45% to 2.30% after the end of the reinvestment period, (iii) extended the stated maturity date to February 9, 2035 and (iv) extended the reinvestment period to February 9, 2028.

Amounts drawn under the ABPLF Credit Facility, bear interest at either the Term SOFR Reference Rate, or the weighted average of the Commercial Paper Rate, the Liquidity Funding Rate and the Credit Funding Rate (each as defined in the ABPLF Credit Agreement, the “Applicable Rate”), in each case, plus a margin. Advances used to finance the purchase or origination of any eligible loans under the ABPLF Credit Facility initially bear interest at the Applicable Rate plus a spread of 2.50%. From and after the date of the Second ABPLF Credit Facility Amendment to the last day of the Reinvestment period, the applicable margin will be a spread of 1.80% plus 0.10% plus the additional administrative agent fees.

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

As of March 31, 2026, and December 31, 2025, the Fund had an aggregate principal amount of $215,250,000 and $181,500,000, respectively, of borrowings under the Credit Facilities and had an asset coverage ratio of 178% and 190%, respectively.

Critical Accounting Policies

Valuation of Investments

The Fund measures the value of its investments at fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or “ASC Topic 820,” issued by the Financial Accounting Standards Board, or “FASB.” Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The Fund’s investments are primarily loans made to middle-market companies. These investments are mostly considered Level 3 assets under ASC Topic 820 because there is not usually a known or accessible market or market indices for these types of debt instruments and, thus, the Adviser’s senior investment team must estimate the fair value of these investment securities based on models utilizing unobservable inputs.

Fair value is a market-based measure considered from the perspective of the market’s participant who holds the financial instrument rather than an entity-specific measure. When market assumptions are not readily available, our own assumptions are set to reflect those that the Adviser believes market participants would use in pricing the financial instruments on the measurement date.

The availability of observable inputs can vary depending on the financial instrument and is affected by a variety of factors. To the extent the valuation is based on models or inputs that are less observable, the determination of fair value requires more judgment. Our valuation methodology is approved by the Board, and the Board is responsible for the fair values determined. As markets change, new types of investments are made, or pricing for certain investments becomes more or less observable, management, with oversight from the Board, may refine our valuation methodologies to best reflect the fair value of our investments appropriately. As of March 31, 2026, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 222% of our total assets, as compared to 208% of our total assets as of December 31, 2025.

See “Note 2. Summary of Significant Accounting Policies” and “Note 5. Fair Value Measurement” in the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K filed with the SEC and “Note 2. Summary of Significant Accountings Policies” and “Note 5. Fair Value Measurement” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our valuation process.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2026, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 300 basis points	$(9,942,801)	$(6,457,500)	$(3,485,301)
Down 200 basis points	$(6,570,382)	$(4,305,000)	$(2,265,382)
Down 100 basis points	$(3,287,821)	$(2,152,500)	$(1,135,321)
Down 25 basis points	$(821,955)	$(538,125)	$(283,830)
Up 100 basis points	$3,287,821	$2,152,500	$1,135,321
Up 200 basis points	$6,575,642	$4,305,000	$2,270,642
Up 300 basis points	$9,863,463	$6,457,500	$3,405,963

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I., Item 1A. Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in the Fund’s Annual Report on Form 10-K are not the only risks the Fund faces. Additional risks and uncertainties that are not currently known to the Fund or that the Fund currently deems to be immaterial also may materially adversely affect the Fund’s business, financial condition and/or operating results. During the three months ended March 31, 2026, there have been no material changes from the risk factors set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported by the Fund on its current reports on Form 8-K, the Fund did not sell any securities during the period covered by this Quarterly Report that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

For the fiscal quarter ended March 31, 2026, none of the Fund’s trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1

Second Amendment to Credit Agreement, dated as of February 9, 2026, among ABPLF SPV I LLC, as borrower, the Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as custodian and the lenders signatory thereto (Incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K filed with the SEC on February 13, 2026).

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

AB PRIVATE LENDING FUND

Date: May 15, 2026	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer
(Principal Financial and Accounting Officer)