Form 10-Q
period 2026-06-30
AB Private Lending Fund
filed 2026-08-14
CIK 1982701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01744

AB Private Lending Fund

(Exact name of registrant as specified in its charter)

Delaware	93-6555027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of Registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of August 14, 2026, was 6,621,816, 0, and 0 of Class I, Class S and Class D common shares, respectively.

AB PRIVATE LENDING FUND

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

Item 1. Consolidated Financial Statements

AB Private Lending Fund

Consolidated Statements of Assets and Liabilities

	As of June 30, 2026 (unaudited)	As of December 31, 2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $379,993,305 and $339,543,734, respectively)	$376,027,383	$339,286,700
Total investments, at fair value (amortized cost of $379,993,305 and $339,543,734, respectively)	376,027,383	339,286,700
Cash and cash equivalents	9,387,115	7,449,117
Deferred financing cost	1,243,253	898,887
Interest receivable	1,450,518	1,463,198
Due to/from Feeder	—	21,248
Prepaid expenses	33,674	—
Receivable for investments sold	1,780,931	449
Receivable due from Adviser	22,192	1,707,910
Total assets	$389,945,066	$350,827,509
Liabilities
Term loan payable (net of debt issuance costs of $799,234 and $577,856, respectively)	$134,200,766	$134,422,144
Credit facility payable	82,250,000	46,500,000
Income distribution payable	1,320,857	1,293,700
Interest and borrowing expenses payable	2,103,582	1,322,949
Professional fees payable	593,712	249,197
Management fees payable	506,638	2,650,101
Incentive fee payable	524,909	483,747
Due to/from Feeder	139,174	-
Accrued expenses and other liabilities	11,760	30,005
Administrator and custodian fees payable	474,014	363,794
Payable for investments purchased	5,288,716	495,938
Transfer agent fees payable	8,043	7,687
Directors’ fees payable	44,017	—
Total liabilities	$227,466,188	$187,819,262
Commitments and contingencies (see Note 6)
Net Assets
Common shares, par value $0.01 per share (unlimited shares authorized, 6,604,287 and 6,468,498 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	66,043	64,685
Paid-in capital in excess of par value	165,298,326	161,708,723
Distributable earnings (accumulated loss)	(2,885,491)	1,234,839
Total net assets	$162,478,878	$163,008,247
Total liabilities and net assets	$389,945,066	$350,827,509
Net asset value per share	$24.60	$25.20

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Investment Income
From non-controlled/non-affiliated investments:
Interest income, net of amortization/accretion	$8,612,772	$7,006,888	$16,658,926	$14,274,108
Payment-in-kind interest	77,046	67,660	168,057	111,213
Dividend income	39,633	43,629	67,490	111,587
Total investment income	8,729,451	7,118,177	16,894,473	14,496,908
Expenses:
Interest and borrowing expenses	3,561,198	3,054,805	6,920,503	6,400,324
Offering costs	—	133,610	—	534,442
Income-based incentive fee	524,910	354,808	936,204	649,909
Other expenses	108,800	172,960	203,928	299,924
Management fees	506,638	381,133	1,022,648	746,266
Professional fees	326,589	325,136	941,403	976,872
Directors' fees	44,016	51,312	88,033	102,625
Trustees’ fees	15,157	9,895	25,657	20,277
Capital gains incentive fee	—	(67,859)	—	(66,559)
Administration and custodian fees	64,583	69,849	110,220	129,919
Transfer agent fees	8,043	5,802	16,311	11,765
Total expenses	5,159,934	4,491,451	10,264,907	9,805,764
Less: expenses reimbursed by the Adviser	(186,018)	(538,876)	(706,665)	(1,554,031)
Net expenses	4,973,916	3,952,575	9,558,242	8,251,733
Net investment income before taxes	3,755,535	3,165,602	7,336,231	6,245,175
Income tax expense, including excise tax	27,313	75,220	71,888	75,220
Net investment income	3,728,222	3,090,382	7,264,343	6,169,955
Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	274,416	—	294,476	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(528,687)	(542,863)	(3,715,068)	(532,466)
Net realized and change in unrealized gains (losses) on investment transactions	(254,271)	(542,863)	(3,420,592)	(532,466)
Net increase in net assets resulting from operations	3,473,951	2,547,519	3,843,751	5,637,489
Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.57	$0.64	$1.09	$1.30
Earnings per share (basic and diluted):	0.53	0.53	0.58	1.19
Weighted average shares outstanding:	6,593,460	4,830,243	6,636,112	4,753,981

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at March 31, 2026	6,767,371	$67,674	$169,216,385	$(2,403,370)	$166,880,689
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	3,728,222	3,728,222
Net realized gain (loss) on investments	—	—	—	274,416	274,416
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(528,687)	(528,687)
Capital Transactions:
Issuance of common shares	16,487	165	406,776	—	406,941
Issuance of common shares pursuant to distribution reinvestment plan	24,205	242	597,651	—	597,893
Redemption of common shares, net of early repurchase deduction	(203,776)	(2,038)	(4,922,486)	—	(4,924,524)
Distributions to shareholders	—	—	—	(3,956,072)	(3,956,072)
Total increase (decrease) for the three months ended June 30, 2026	(163,084)	(1,631)	(3,918,059)	(482,121)	(4,401,811)
Net assets at June 30, 2026	6,604,287	$66,043	$165,298,326	$(2,885,491)	$162,478,878
Distributions declared per share	—	—	—	0.60	0.60

Net assets at December 31, 2025	6,468,498	$64,685	$161,708,723	$1,234,839	$163,008,247
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	7,264,343	7,264,343
Net realized gain (loss) on investments	—	—	—	294,476	294,476
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(3,715,068)	(3,715,068)
Capital Transactions:
Issuance of common shares	293,500	2,935	7,365,789	—	7,368,724
Issuance of common shares pursuant to distribution reinvestment plan	46,065	461	1,146,300	—	1,146,761
Redemption of common shares, net of early repurchase deduction	(203,776)	(2,038)	(4,922,486)	—	(4,924,524)
Distributions to shareholders	—	—	—	(7,964,081)	(7,964,081)
Total increase (decrease) for the six months ended June 30, 2026	135,789	1,358	3,589,603	(4,120,330)	(529,369)
Net assets at June 30, 2026	6,604,287	66,043	165,298,326	(2,885,491)	162,478,878
Distributions declared per share	—	—	—	1.20	1.20

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
Net assets at March 31, 2025	4,698,131	$46,982	$116,447,216	$2,598,728	$119,092,926
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	3,090,382	3,090,382
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(542,863)	(542,863)
Capital Transactions:
Issuance of common shares	387,186	3,872	9,796,128	—	9,800,000
Issuance of common shares pursuant to distribution reinvestment plan	6,724	67	170,174	—	170,241
Redemption of common shares	—	—	—	—	—
Distributions to shareholders	—	—	—	(3,070,641)	(3,070,641)
Total increase (decrease) for the three months ended June 30, 2025	393,910	3,939	9,966,302	(523,122)	9,447,119
Net assets at June 30, 2025	5,092,041	$50,921	$126,413,518	$2,075,606	$128,540,045
Distributions declared per share	—	—	—	0.65	0.65

Net assets at December 31, 2024	4,595,221	$45,953	$113,839,437	$2,640,686	$116,526,076
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	6,169,955	6,169,955
Net realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(532,466)	(532,466)
Capital Transactions:
Issuance of common shares	485,798	4,858	12,295,142	—	12,300,000
Issuance of common shares pursuant to distribution reinvestment plan	11,022	110	278,939	—	279,049
Redemption of common shares	—	—	—	—	—
Distributions to shareholders	—	—	—	(6,202,569)	(6,202,569)
Total increase (decrease) for the six months ended June 30, 2025	496,820	4,968	12,574,081	(565,080)	12,013,969
Net assets at June 30, 2025	5,092,041	50,921	126,413,518	2,075,606	128,540,045
Distributions declared per share	—	—	—	1.31	1.31

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$3,843,751	$5,637,489
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(73,289,326)	(27,148,777)
Proceeds from sales of investments and principal repayments	33,812,690	37,825,202
Payment-in-kind investments	(261,070)	(111,213)
Net realized (gain) loss on investments	(294,476)	—
Net change in unrealized (appreciation) depreciation on investments	3,715,068	532,466
Amortization of premium and accretion of discount, net	(423,569)	(476,550)
Amortization of debt issuance and deferred financing costs	900,133	724,038
Amortization of deferred offering costs	—	534,442
Increase or decrease in operating assets and liabilities:
(Increase) decrease in interest receivable	12,680	(82,853)
(Increase) decrease in due to/from feeder	160,422	(21,248)
(Increase) decrease in receivable for investments sold	(1,780,482)	2,777
(Increase) decrease in prepaid expenses	(33,674)	61,458
(Increase) decrease in receivable due from Adviser	1,685,718	(644,928)
Increase (decrease) in interest and borrowing expenses payable	780,633	(302,950)
Increase (decrease) in payable to Adviser	—	(148,778)
Increase (decrease) in incentive fee payable	41,162	(330,888)
Increase (decrease) in management fees payable	(2,143,463)	746,266
Increase (decrease) in professional fees payable	344,515	31,980
Increase (decrease) in directors’ fees payable	44,017	—
Increase (decrease) in trustees’ fees payable	—	(51,314)
Increase (decrease) in accrued expenses and other liabilities	(18,245)	77,056
Increase (decrease) in administrator and custodian fees payable	110,220	129,919
Increase (decrease) in transfer agent fees payable	356	(8,658)
Increase (decrease) payable for investments purchased	4,792,778	(1,938,188)
Net cash provided by (used for) operating activities	(28,000,162)	15,036,748
Cash flows from financing activities
Issuance of common shares	7,368,724	12,300,000
Distributions paid	(6,790,163)	(4,910,204)
Redemption of common shares, net of early repurchase deduction	(4,924,524)	—
Financing costs paid	(1,465,877)	(176,469)
Borrowings on credit facilities	92,250,000	2,000,000
Repayments of credit facilities	(56,500,000)	(39,000,000)
Proceeds on term loans	—	10,000,000
Net cash provided by (used for) financing activities	29,938,160	(19,786,673)
Net increase in (decrease) in cash	1,937,998	(4,749,925)
Cash and cash equivalents, beginning of period	7,449,117	11,736,791
Cash and cash equivalents, end of period	$9,387,115	$6,986,866
Supplemental and non-cash financing activities
Cash paid during the period for interest	$5,273,414	$6,044,108
Issuance of common shares pursuant to distribution reinvestment plan	$1,146,761	$279,049

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Investments at Fair Value — 231.43%								(1)(2)(3)(4) (11)(14)
US Corporate Debt —227.65%
1st Lien/Senior Secured Debt — 227.28%
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw	8.74% (S + 5.00%; 0.75% Floor)	12/22/2027	299,879	296,797	299,879	(5)
AAH Topco, LLC	Health Care Providers & Services	Term Loan	8.99% (S + 5.25%; 0.75% Floor)	12/22/2027	2,543,398	2,520,273	2,543,398
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw	8.99% (S + 5.25%; 0.75% Floor)	12/22/2027	2,830,768	2,805,029	2,830,768
AAH Topco, LLC	Health Care Providers & Services	Revolver	— (S + 5.25%; 0.75% Floor)	12/22/2027	—	(2,313)	—	(5)(6)
Admiral Buyer, Inc.	Financial Services	Delayed Draw	8.65% (S + 5.00%; 0.75% Floor)	12/6/2029	51,747	51,316	51,747	(5)
Admiral Buyer, Inc.	Financial Services	Term Loan	8.73% (S + 5.00%; 0.75% Floor)	12/6/2029	200,036	198,397	199,036
Admiral Buyer, Inc.	Financial Services	Delayed Draw	— (S + 5.00%; 0.75% Floor)	12/6/2029	—	(136)	-	(5)(6)
Admiral Buyer, Inc.	Financial Services	Term Loan	8.73% (S + 5.00%; 0.75% Floor)	12/6/2029	3,934,861	3,899,357	3,915,187
Admiral Buyer, Inc.	Financial Services	Delayed Draw	8.66% (S + 5.00%; 0.75% Floor)	12/6/2029	198,423	196,420	197,431
Admiral Buyer, Inc.	Financial Services	Revolver	— (S + 5.00%; 0.75% Floor)	12/6/2029	—	(3,981)	(2,438)	(5)(6)
Ahead DB Holdings, LLC	IT Services	Term Loan	6.48% (S + 2.75%; 0.75% Floor)	2/1/2031	991,413	989,186	973,727	(9)
Alera Group, Inc.	Insurance	Term Loan	6.40% (S + 2.75%; 0.50% Floor)	5/30/2032	497,500	492,756	471,943	(9)
Alliant Holdings, L.P.	Insurance	Term Loan	6.15% (S + 2.50%)	9/19/2031	994,975	987,920	980,737	(9)
Amercare Royal LLC	Commercial Services & Supplies	Term Loan	8.64% (S + 5.00%; 1.00% Floor)	9/10/2030	995,544	987,838	980,611
Amercare Royal LLC	Commercial Services & Supplies	Revolver	8.64% (S + 5.00%; 1.00% Floor)	9/10/2030	106,685	105,587	104,439	(5)
Amercare Royal LLC	Commercial Services & Supplies	Delayed Draw	8.64% (S + 5.00%; 1.00% Floor)	9/10/2030	232,088	229,767	228,606
Amercare Royal LLC	Commercial Services & Supplies	Delayed Draw	8.64% (S + 5.00%; 1.00% Floor)	9/10/2030	158,550	157,354	156,171
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw	— (S + 5.25%; 1.00% Floor)	9/16/2027	1,160,871	1,150,626	1,155,067
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw	— (S + 5.25%; 1.00% Floor)	9/16/2027	-	(21,938)	(3,656)	(5)(6)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw	9.08% (S + 5.25%; 1.00% Floor)	9/16/2027	798,655	791,203	794,662
Amivie Acquisition, Inc.	Health Care Providers & Services	Term Loan	— (S + 5.25%; 1.00% Floor)	9/16/2027	2,090,416	2,073,667	2,079,964
Amivie Acquisition, Inc.	Health Care Providers & Services	Revolver	— (S + 5.25%; 1.00% Floor)	9/16/2027	-	(2,420)	(1,664)	(5)(6)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw	9.08% (S + 5.25%; 1.00% Floor)	9/16/2027	1,060,471	1,055,203	1,055,168
AppViewX, Inc.	Software	Term Loan	— (S + 5.25%; 0.75% Floor)	12/24/2031	797,342	790,678	775,415
AppViewX, Inc.	Software	Revolver	— (S + 5.25%; 0.75% Floor)	12/24/2031	-	(784)	(2,741)	(5)(6)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
AppViewX, Inc.	Software	Delayed Draw	— (S + 5.25%; 0.75% Floor)	12/24/2031	—	-	(1,802)	(5)(6)
Aretec Group Inc	Financial Services	Term Loan	6.65% (S + 3.00%)	8/9/2030	995,000	993,890	992,174	(9)
Armor Holdco Inc	Financial Services	Term Loan	7.40% (S + 3.75%; 0.50% Floor)	12/10/2031	856,722	852,780	855,385	(9)
Ascend Learning LLC	Professional Services	Term Loan	6.65% (S + 3.00%; 0.50% Floor)	12/11/2028	989,975	989,975	964,127	(9)
Asurion, LLC	Wireless Telecommunication Services	Term Loan	7.90% (S + 4.25%)	8/19/2028	57,989	57,989	57,896	(9)
athenahealth Group Inc.	Health Care Technology	Term Loan	6.90% (S + 3.25%; 0.50% Floor)	2/16/2032	498,741	498,741	493,005	(9)
Azara Healthcare, LLC	Health Care Technology	Term Loan	10.23% (S + 3.00%; 0.75% Floor; 3.50% PIK)	5/13/2032	2,588,237	2,549,903	2,549,413
Azara Healthcare, LLC	Health Care Technology	Delayed Draw	— (S + 6.00%; 0.75% Floor)	5/13/2032	—	(9,178)	(9,178)	(5)(6)
Azara Healthcare, LLC	Health Care Technology	Revolver	— (S + 3.00%; 0.75% Floor)	5/13/2032	-	(5,796)	(5,796)	(5)(6)
Azurite Intermediate Holdings, Inc.	Software	Term Loan	9.64% (S + 6.00%; 0.75% Floor)	3/19/2031	917,453	906,900	896,811
Azurite Intermediate Holdings, Inc.	Software	Revolver	— (S + 6.00%; 0.75% Floor)	3/19/2031	-	(3,465)	(7,526)	(5)(6)
Azurite Intermediate Holdings, Inc.	Software	Delayed Draw	9.64% (S + 6.00%; 0.75% Floor)	3/19/2031	2,085,121	2,061,772	2,038,206
Bastille Buyer, Inc	Health Care Technology	Term Loan	9.16% (S + 5.50%; 0.75% Floor)	4/30/2032	3,746,369	3,691,659	3,690,174
Bastille Buyer, Inc	Health Care Technology	Revolver	— (S + 5.50%; 0.75% Floor)	4/30/2032	—	(10,217)	(10,217)	(5)(6)
Bastille Buyer, Inc	Health Care Technology	Delayed Draw	— (S + 5.50%; 0.75% Floor)	4/30/2032	—	(20,435)	(20,435)	(5)(6)
BHG Holdings, LLC	Health Care Providers & Services	Term Loan	9.16% (S + 5.50%; 0.75% Floor)	4/22/2032	1,837,067	1,808,964	1,818,696
BHG Holdings, LLC	Health Care Providers & Services	Delayed Draw	— (S + 5.25%; 0.75% Floor)	4/22/2032	-	(3,864)	(1,323)	(5)(6)
BHG Holdings, LLC	Health Care Providers & Services	Revolver	— (S + 5.25%; 0.75% Floor)	4/22/2032	-	(3,404)	(2,334)	(5)(6)
BMC Software Inc	Software	Term Loan	6.73% (S + 3.00%)	7/30/2031	494,987	493,626	444,459	(9)
Bonterra LLC	Diversified Consumer Services	Term Loan	8.48% (S + 4.75%; 0.75% Floor)	3/5/2032	814,000	807,020	805,860
Bonterra LLC	Diversified Consumer Services	Delayed Draw	8.48% (S + 4.75%; 0.75% Floor)	3/5/2032	88,667	87,942	87,780
Bonterra LLC	Diversified Consumer Services	Revolver	8.49% (S + 4.75%; 0.75% Floor)	3/5/2032	17,778	17,016	16,889	(5)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	8.48% (S + 4.75%; 0.75% Floor)	4/18/2033	5,210,794	5,160,114	5,158,686
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw	8.48% (S + 4.75%; 0.75% Floor)	4/18/2033	326,603	314,775	316,204	(5)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Revolver	— (S + 4.75%; 0.75% Floor)	4/18/2033	-	(6,797)	(6,797)	(5)(6)
Brightspot Buyer, Inc.	Media	Term Loan	10.26% (S + 6.50%; 0.75% Floor)	11/16/2027	345,334	341,929	339,291
Brightspot Buyer, Inc.	Media	Term Loan	10.26% (S + 6.50%; 0.75% Floor)	11/16/2027	1,704,996	1,688,183	1,675,159
Brightspot Buyer, Inc.	Media	Revolver	— (S + 6.50%; 0.75% Floor)	11/16/2027	33,610	31,808	30,081	(5)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Term Loan	— (S + 4.75%; 0.75% Floor)	6/30/2028	1,774,617	1,760,481	1,765,744
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Revolver	— (S + 4.75%; 0.75% Floor)	6/30/2028	-	(1,739)	(1,153)	(5)(6)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Businessolver.com, Inc.	Professional Services	Term Loan	8.23% (S + 4.50%; 0.75% Floor)	12/3/2032	3,917,064	3,915,194	3,838,722
Businessolver.com, Inc.	Professional Services	Delayed Draw	— (S + 4.50%; 0.75% Floor)	12/3/2032	-	(1,264)	(9,630)	(5)(6)
Businessolver.com, Inc.	Professional Services	Revolver	— (S + 4.50%; 0.75% Floor)	12/3/2032	—	(1,126)	(4,902)	(5)(6)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	— (S + 5.25%; 1.00% Floor)	11/23/2027	948,798	938,600	948,798
BV EMS Buyer, Inc	Health Care Technology	Revolver	8.99% (S + 5.25%; 1.00% Floor)	11/23/2027	29,581	28,430	29,581	(5)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	— (S + 5.25%; 1.00% Floor)	11/23/2027	190,212	188,934	190,212
BV EMS Buyer, Inc	Health Care Technology	Term Loan	8.99% (S + 5.25%; 1.00% Floor)	11/23/2027	374,486	371,597	374,486
BV EMS Buyer, Inc	Health Care Technology	Term Loan	— (S + 5.25%; 1.00% Floor)	11/23/2027	1,267,498	1,256,341	1,267,498
BV EMS Buyer, Inc	Health Care Technology	Delayed Draw	— (S + 5.25%; 1.00% Floor)	11/23/2027	1,278,405	1,267,234	1,278,405
Caregiver 2, Inc.	Health Care Providers & Services	Term Loan	9.87% (S + 6.25%; 2.00% Floor)	5/12/2028	72,379	70,569	72,379
Caregiver 2, Inc.	Health Care Providers & Services	Delayed Draw	— (S + 6.25%; 2.00% Floor)	5/12/2028	-	(905)	-	(5)(6)
Cerifi, LLC	Financial Services	Term Loan	— (S + 5.75%; 1.00% Floor)	3/31/2028	2,553,248	2,508,251	2,457,501
Cerifi, LLC	Financial Services	Revolver	— (S + 5.75%; 1.00% Floor)	4/1/2027	137,122	135,734	131,980
Chariot Buyer LLC	Electrical Equipment	Term Loan	6.40% (S + 2.75%)	9/8/2032	594,000	594,000	593,863	(9)
Choice Health at Home, LLC	Health Care Providers & Services	Term Loan	— (S + 5.00%; 1.00% Floor)	6/30/2028	235,332	232,191	235,332
Clean Energy Future-Trumbull LLC	Electric Utilities	Term Loan	6.73% (S + 3.00%)	4/29/2033	130,000	129,675	130,163	(9)
Cloud Software Group Inc	Software	Term Loan	6.98% (S + 3.25%)	3/21/2031	498,744	468,660	435,777	(9)
Clydesdale Acquisition Holdings Inc	Containers & Packaging	Term Loan	6.82% (S + 3.17%; 0.50% Floor)	4/13/2029	1,000,000	1,000,784	981,130	(9)
Columbus McKinnon Corp/NY	Machinery	Term Loan	7.15% (S + 3.50%; 0.50% Floor)	2/3/2033	140,884	139,539	140,473	(9)
Contruent Intermediate Company	Construction & Engineering	Term Loan	— (S + 5.75%; 0.75% Floor)	11/14/2031	3,228,442	3,184,770	3,139,660
Contruent Intermediate Company	Construction & Engineering	Delayed Draw	9.41% (S + 5.75%; 0.75% Floor)	11/14/2031	74,503	74,503	64,258	(5)
Contruent Intermediate Company	Construction & Engineering	Revolver	— (S + 5.25%; 0.75% Floor)	11/14/2031	—	(3,342)	(6,830)	(5)(6)
CoreWeave Financing DDTL V, LLC	IT Services	Term Loan	8.15% (S + 4.50%)	11/15/2031	42,619	41,419	44,994	(5)(9)
Cotiviti Inc	Health Care Technology	Term Loan	6.40% (S + 2.75%)	5/1/2031	992,424	967,950	906,212	(9)
CPV Three Rivers LLC	Electric Utilities	Term Loan	6.48% (S + 2.75%)	4/15/2033	158,526	157,733	158,196	(9)
DA Blocker Corp.	Diversified Consumer Services	Term Loan	8.48% (S + 4.75%; 0.75% Floor)	2/10/2032	705,882	699,897	698,824	(7)
DA Blocker Corp.	Diversified Consumer Services	Revolver	— (S + 4.75%; 0.75% Floor)	2/10/2032	10,294	9,692	9,559	(5)(7)
DA Blocker Corp.	Diversified Consumer Services	Delayed Draw	— (S + 4.75%; 0.75% Floor)	2/10/2032	—	(891)	-	(5)(6)(7)
Darktrace PLC	Software	Term Loan	6.98% (S + 3.25%)	10/9/2031	992,462	987,921	902,644	(9)
Datacor, Inc.	Chemicals	Term Loan	10.14% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/11/2030	7,049,771	7,046,131	6,996,897
Datacor, Inc.	Chemicals	Revolver	10.14% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/11/2030	48,346	46,415	46,276	(5)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
DeLorean Purchaser, Inc.	Health Care Technology	Term Loan	— (S + 4.75%; 0.75% Floor)	12/16/2031	858,696	848,012	845,815
DeLorean Purchaser, Inc.	Health Care Technology	Revolver	— (S + 4.75%; 0.75% Floor)	12/16/2031	-	(1,527)	(1,957)	(5)(6)
DG Investment Intermediate Holdings 2, Inc.	Commercial Services & Supplies	Term Loan	6.90% (S + 3.25%)	7/9/2032	507,450	507,450	508,084	(9)
Directv Financing LLC	Media	Term Loan	8.98% (S + 5.25%; 0.75% Floor)	8/2/2029	447,977	447,524	449,939	(9)
DLRdmv, LLC	Automobiles	Term Loan	8.87% (S + 5.25%; 1.00% Floor)	5/7/2032	862,324	854,620	862,324
DLRdmv, LLC	Automobiles	Delayed Draw	— (S + 5.25%; 1.00% Floor)	5/7/2032	-	(488)	-	(5)(6)
DLRdmv, LLC	Automobiles	Revolver	— (S + 5.25%; 1.00% Floor)	5/7/2032	—	(974)	-	(5)(6)
EET Buyer, Inc.	Construction & Engineering	Term Loan	9.14% (S + 5.50%; 0.75% Floor)	11/8/2029	1,325,896	1,323,067	1,302,693
EET Buyer, Inc.	Construction & Engineering	Term Loan	9.14% (S + 5.50%; 0.75% Floor)	11/8/2029	2,733,473	2,727,641	2,685,638
EET Buyer, Inc.	Construction & Engineering	Revolver	— (S + 5.50%; 0.75% Floor)	11/8/2029	-	(733)	(6,647)	(5)(6)
Einstein Parent, Inc.	Software	Revolver	— (S + 5.25%; 0.75% Floor)	1/22/2031	-	(1,433)	(2,578)	(5)(6)
Einstein Parent, Inc.	Software	Term Loan	8.91% (S + 5.25%; 0.75% Floor)	1/22/2031	906,250	891,338	881,328
Ensemble Health Partners Holdings, LLC	Health Care Technology	Term Loan	6.65% (S + 3.00%)	2/9/2033	500,000	499,402	497,875	(9)
Exterro, Inc.	Software	Revolver	— (S + 5.75%; 1.00% Floor)	6/1/2027	-	-	(6,239)	(5)(6)
Exterro, Inc.	Software	Term Loan	— (S + 5.75%; 1.00% Floor)	6/1/2027	2,159,686	2,147,813	2,116,492
Exterro, Inc.	Software	Delayed Draw	— (S + 5.75%; 1.00% Floor)	6/1/2027	-	(1,862)	(10,438)	(5)(6)
Exterro, Inc.	Software	Term Loan	9.410% (S + 5.75%; 1.00% Floor)	6/1/2027	3,621,126	3,621,126	3,548,703
Firebird Midco, Inc	Automobiles	Term Loan	9.64% (S + 2.75%; 0.75% Floor; 3.25% PIK)	7/18/2030	411,287	405,159	406,146
First Advantage Holdings LLC	Professional Services	Term Loan	6.40% (S + 2.75%)	10/31/2031	488,177	475,973	481,289	(9)
FirstEnroll LLC	Insurance	Term Loan	8.39% (S + 4.75%; 1.00% Floor)	9/19/2031	6,143,682	6,061,061	6,020,808
FirstEnroll LLC	Insurance	Revolver	— (S + 4.75%; 1.00% Floor)	9/19/2031	-	(4,694)	(7,180)	(5)(6)
Focus Financial Partners, LLC	Financial Services	Term Loan	6.15% (S + 2.50%)	9/15/2031	497,494	496,323	484,808	(9)
Fortis 333 Inc	Chemicals	Term Loan	7.23% (S + 3.50%)	3/27/2032	464,643	461,159	462,901	(9)
Foundation Risk Partners, Corp.	Insurance	Term Loan	— (S + 4.75%; 0.75% Floor)	10/29/2030	4,054,566	4,054,566	4,044,429
Foundation Risk Partners, Corp.	Insurance	Delayed Draw	— (S + 4.75%; 0.75% Floor)	10/29/2030	881,841	881,841	879,637
Foundation Risk Partners, Corp.	Insurance	Revolver	8.48% (S + 4.75%; 0.75% Floor)	10/29/2029	153,699	153,699	152,581	(5)
Foundation Risk Partners, Corp.	Insurance	Term Loan	8.48% (S + 4.75%; 0.75% Floor)	10/29/2030	86,753	86,753	86,537
Foundation Risk Partners, Corp.	Insurance	Delayed Draw	8.48% (S + 4.75%; 0.75% Floor)	10/29/2030	350,657	350,657	349,781
Freeport LNG Investments LLLP	Energy Equipment & Services	Term Loan	6.98% (S + 3.25%)	2/11/2033	910,000	905,641	910,810	(9)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
FULLSTEAM OPERATIONS, LLC	Software	Term Loan	— (S + 5.25%; 0.75% Floor)	8/8/2031	4,589,741	4,549,098	4,486,472
FULLSTEAM OPERATIONS, LLC	Software	Delayed Draw	— (S + 5.25%; 0.75% Floor)	8/8/2031	—	(6,540)	(26,774)	(5)(6)
FULLSTEAM OPERATIONS, LLC	Software	Revolver	8.87% (S + 5.25%; 0.75% Floor)	8/8/2031	165,740	161,388	154,266	(5)
Fusion Holding, Corp.	Software	Term Loan	10.16% (S + 4.50%; 0.75% Floor; 2.00% PIK)	9/14/2029	5,452,138	5,452,138	5,043,228
Fusion Holding, Corp.	Software	Revolver	— (S + 6.25%; 0.75% Floor)	9/15/2028	126,169	126,169	91,984	(5)
Garnett Station Partners, LLC	Financial Services	Term Loan	9.17% (S + 5.50%; 2.00% Floor)	12/23/2031	1,655,330	1,628,319	1,626,361
Garnett Station Partners, LLC	Financial Services	Revolver	9.14% (S + 5.50%; 2.00% Floor)	12/23/2031	381,999	375,888	375,314
Grant Thornton Advisors Holdings LLC(Aka Turbo EMEA Holdings BV)	Professional Services	Term Loan	6.40% (S + 2.75%)	6/2/2031	497,487	497,487	472,563	(9)
Greenhouse Software, Inc.	Professional Services	Term Loan	— (S + 5.75%; 1.00% Floor)	9/1/2028	5,500,000	5,488,120	5,431,250
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw	9.48% (S + 5.75%; 0.75% Floor)	6/1/2029	782,791	773,864	782,791	(5)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Term Loan	— (S + 5.75%; 0.75% Floor)	6/1/2029	2,436,811	2,424,025	2,430,719
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw	9.48% (S + 5.75%; 0.75% Floor)	6/1/2029	3,063,189	3,047,253	3,055,531
GS AcquisitionCo, Inc.	Professional Services	Term Loan	8.98% (S + 5.25%; 1.00% Floor)	5/25/2028	778,811	777,003	730,135
GS AcquisitionCo, Inc.	Professional Services	Revolver	8.98% (S + 5.25%; 1.00% Floor)	5/25/2028	30,932	30,859	28,997	(5)
GS AcquisitionCo, Inc.	Professional Services	Delayed Draw	8.98% (S + 5.25%; 0.75% Floor)	5/25/2028	15,050	15,047	14,222
GTCR Everest Borrower LLC	Financial Services	Term Loan	6.23% (S + 2.50%)	9/5/2031	356,409	356,409	354,684	(9)
HIG Operations Holdings, INC	Insurance	Term Loan	— (S + 4.50%; 1.00% Floor)	6/11/2031	4,832,470	4,832,470	4,832,470
HireVue, Inc.	Professional Services	Term Loan	11.41% (S + 7.75%; 1.00% Floor)	5/3/2029	4,196,167	4,169,521	3,766,060
HireVue, Inc.	Professional Services	Revolver	— (S + 7.75%; 1.00% Floor)	5/3/2029	546,340	543,078	490,340
HireVue, Inc.	Professional Services	Delayed Draw	— (S + 7.75%; 1.00% Floor)	5/3/2029	272,760	272,760	198,155	(5)
HITRUST Services, LLC	Health Care Technology	Term Loan	8.23% (S + 4.50%; 0.75% Floor)	3/15/2032	809,524	802,546	805,476
HITRUST Services, LLC	Health Care Technology	Revolver	— (S + 4.50%; 0.75% Floor)	3/14/2031	-	(1,499)	(952)	(5)(6)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw	— (S + 5.75%; 1.00% Floor)	10/15/2027	92,469	91,316	92,469	(5)
Honor HN Buyer, Inc.	Health Care Providers & Services	Term Loan	9.63% (S + 5.75%; 1.00% Floor)	10/15/2027	1,035,250	1,035,250	1,035,250
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw	9.63% (S + 5.75%; 1.00% Floor)	10/15/2027	653,078	653,078	653,078
Honor HN Buyer, Inc.	Health Care Providers & Services	Revolver	— (S + 5.75%; 1.00% Floor)	10/15/2027	-	-	-	(5)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw	9.63% (S + 5.75%; 1.00% Floor)	10/15/2027	974,495	972,888	974,495
Hopper Merger Sub Inc	Health Care Equipment & Supplies	Term Loan	5.90% (S + 2.25%)	4/7/2033	500,000	498,750	488,855	(9)
Hunter Communications & Technologies LLC	Diversified Telecommunication Services	Term Loan	8.39% (S + 4.75%; 0.75% Floor)	3/31/2032	2,520,285	2,496,140	2,495,082

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Hunter Communications & Technologies LLC	Diversified Telecommunication Services	Delayed Draw	— (S + 4.75%; 0.75% Floor)	3/31/2032	190,724	182,959	183,913	(5)
Hunter Communications & Technologies LLC	Diversified Telecommunication Services	Revolver	— (S + 4.75%; 0.75% Floor)	3/31/2032	-	(2,724)	(2,724)	(5)(6)
Hyscaleix Data Centers Holdings LLC	IT Services	Term Loan	9.14% (S + 5.50%; 1.00% Floor)	1/29/2031	2,587,829	2,551,672	2,555,481
Hyscaleix Data Centers Holdings LLC	IT Services	Revolver	— (S + 5.50%; 1.00% Floor)	1/29/2031	-	(4,807)	(4,372)	(5)(6)
Icon Parent Inc	Software	Term Loan	6.48% (S + 2.75%)	11/13/2031	497,478	483,341	464,396	(9)
Imprivata, Inc.	Software	Term Loan	7.40% (S + 3.75%; 0.50% Floor)	12/3/2029	500,000	495,000	499,380	(9)
Joink, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.75%; 1.00% Floor)	10/4/2030	87,727	86,786	85,972
Joink, LLC	Diversified Telecommunication Services	Delayed Draw	9.39% (S + 5.75%; 1.00% Floor)	10/4/2030	825,433	815,507	807,534	(5)
Joink, LLC	Diversified Telecommunication Services	Term Loan	— (S + 5.75%; 1.00% Floor)	10/4/2030	1,231,096	1,216,954	1,206,474
Juniper Square, Inc.	Financial Services	Term Loan	9.39% (S + 5.75%; 0.75% Floor)	11/6/2031	5,405,405	5,356,005	5,378,378
Juniper Square, Inc.	Financial Services	Revolver	— (S + 5.75%; 0.75% Floor)	11/6/2031	—	(4,829)	(2,703)	(5)(6)
Juniper Square, Inc.	Financial Services	Delayed Draw	9.39% (S + 5.75%; 0.75% Floor)	11/6/2031	540,540	527,245	540,540	(5)
Juniper Square, Inc.	Financial Services	Delayed Draw	9.39% (S + 5.75%; 0.75% Floor)	11/6/2031	137,055	137,055	137,055	(5)
Jupiter Borrower Inc	Capital Markets	Term Loan	6.40% (S + 2.75%)	3/25/2033	320,000	318,400	319,334	(9)
Kaseya Inc.	Software	Term Loan	6.90% (S + 3.25%)	3/22/2032	497,481	473,200	382,782	(9)
KPA Parent Holdings, Inc	Automobiles	Term Loan	— (S + 4.50%; 0.75% Floor)	3/12/2032	813,241	806,639	803,076
KPA Parent Holdings, Inc	Automobiles	Delayed Draw	— (S + 4.50%; 0.75% Floor)	3/12/2032	—	(469)	(797)	(5)(6)
KPA Parent Holdings, Inc	Automobiles	Revolver	— (S + 4.50%; 0.75% Floor)	3/12/2032	-	(660)	(1,006)	(5)(6)
Labvantage Solutions Inc.	Pharmaceuticals	Revolver	— (S + 5.25%; 1.00% Floor)	12/23/2030	-	(1,030)	(177)	(5)(6)(7)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Term Loan	8.89% (S + 5.25%; 0.75% Floor)	3/31/2031	661,017	652,364	661,017
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Delayed Draw	8.89% (S + 5.25%; 0.75% Floor)	3/31/2031	532,147	526,545	532,147
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Revolver	— (S + 5.25%; 0.75% Floor)	3/31/2031	-	(1,380)	-	(5)(6)
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Term Loan	— (S + 5.25%; 0.75% Floor)	3/31/2031	669,450	663,552	669,450
Last Dance Intermediate I(c), LLC	Diversified Telecommunication Services	Delayed Draw	8.39% (S + 4.75%; 0.75% Floor)	3/31/2031	1,100,000	1,081,110	1,070,000	(5)
LeadVenture, Inc.	Automobile Components	Term Loan	8.73% (S + 5.00%; 0.75% Floor)	6/23/2032	4,285,285	4,227,920	4,135,300
LeadVenture, Inc.	Automobile Components	Delayed Draw	8.73% (S + 5.00%; 0.75% Floor)	6/23/2032	397,495	389,661	370,838	(5)
LeadVenture, Inc.	Automobile Components	Revolver	8.48% (S + 5.00%; 0.75% Floor)	6/23/2032	21,671	16,385	7,279	(5)
Level Data, LLC	Software	Term Loan	— (S + 5.50%; 0.75% Floor)	3/5/2031	1,009,161	1,000,565	983,932

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Level Data, LLC	Software	Delayed Draw	— (S + 5.50%; 0.75% Floor)	3/5/2031	—	(1,218)	(6,202)	(5)(6)
Level Data, LLC	Software	Revolver	9.18% (S + 5.50%; 0.75% Floor)	3/5/2031	77,519	76,609	74,612	(5)
Liberty Recycling Parent Inc	Automobile Components	Term Loan	7.40% (S + 3.75%)	12/17/2032	498,750	496,397	498,625	(9)
Lightspeed Buyer, Inc.	Health Care Technology	Term Loan	8.48% (S + 4.75%; 0.75% Floor)	2/6/2032	5,627,752	5,572,610	5,571,474
Lightspeed Buyer, Inc.	Health Care Technology	Delayed Draw	— (S + 4.75%; 0.75% Floor)	2/6/2032	-	(12,600)	(12,600)	(5)(6)
Lightspeed Buyer, Inc.	Health Care Technology	Revolver	— (S + 4.75%; 0.75% Floor)	2/6/2032	268,788	260,939	260,388	(5)
LivTech Purchaser, Inc.	Health Care Providers & Services	Term Loan	8.64% (S + 5.00%; 0.75% Floor)	11/24/2031	409,706	406,247	399,463
LivTech Purchaser, Inc.	Health Care Providers & Services	Delayed Draw	8.65% (S + 5.00%; 0.75% Floor)	11/24/2031	468,466	464,656	456,754
LivTech Purchaser, Inc.	Health Care Providers & Services	Revolver	— (S + 5.00%; 0.75% Floor)	11/24/2031	—	(911)	(2,941)	(5)(6)
Mastery Acquisition Corp.	Diversified Consumer Services	Term Loan	8.98% (S + 5.25%; 1.00% Floor)	9/7/2029	1,207,110	1,207,110	1,207,110
Mavenlink, Inc.	Professional Services	Term Loan	9.31% (S + 5.50%; 0.75% Floor)	6/1/2029	2,133,104	2,087,000	2,063,778
Mavenlink, Inc.	Professional Services	Revolver	— (S + 5.50%; 0.75% Floor)	6/1/2029	170,894	168,150	162,112	(5)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	8.74% (S + 5.00%; 1.00% Floor)	4/16/2027	51,357	51,145	51,357
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	8.74% (S + 5.00%; 1.00% Floor)	4/16/2027	4,322,924	4,309,961	4,322,924
McKesson Medical-Surgical Top Holdings Inc	Health Care Equipment & Supplies	Term Loan	5.98% (S + 2.25%)	6/9/2032	300,000	298,500	299,751	(9)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Term Loan	9.58% (S + 5.75%; 0.75% Floor)	9/30/2027	1,022,236	1,007,435	1,019,681
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Delayed Draw	— (S + 5.75%; 0.75% Floor)	9/30/2027	425,881	419,754	424,816
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Revolver	— (S + 5.75%; 0.75% Floor)	9/30/2026	-	(294)	(194)	(5)(6)
Mermaid Bidco Inc	Software	Term Loan	6.98% (S + 3.25%)	7/3/2031	498,731	485,016	482,108	(9)
Metropolis Technologies Inc	Commercial Services & Supplies	Term Loan	8.90% (S + 5.25%)	11/3/2032	995,000	985,942	976,762	(9)
Mist Holding Co.	Health Care Technology	Term Loan	— (S + 5.00%; 0.75% Floor)	12/23/2030	485,909	481,796	484,694
Mist Holding Co.	Health Care Technology	Delayed Draw	8.64% (S + 5.00%; 0.75% Floor)	12/23/2030	272,727	270,683	272,045
Mist Holding Co.	Health Care Technology	Revolver	— (S + 5.00%; 0.75% Floor)	12/23/2030	30,303	29,337	30,000	(5)
Mist Holding Co.	Health Care Technology	Delayed Draw	— (S + 5.25%; 0.75% Floor)	12/23/2030	-	(4,886)	-	(5)(6)
MJH Healthcare Holdings LLC	Media	Term Loan	7.40% (S + 3.75%)	1/28/2029	997,500	968,932	950,119	(9)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Term Loan	9.50% (S + 5.75%; 1.00% Floor)	2/15/2029	3,623,187	3,616,356	3,623,187
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Revolver	— (S + 5.75%; 1.00% Floor)	2/15/2029	-	(402)	-	(5)(6)
Momentus Technologies, LLC	Leisure Products	Term Loan	8.41% (S + 4.75%; 1.00% Floor)	4/30/2029	306,996	304,327	302,391
Momentus Technologies, LLC	Leisure Products	Term Loan	8.41% (S + 4.75%; 1.00% Floor)	4/30/2029	718,841	716,614	708,059

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Momentus Technologies, LLC	Leisure Products	Delayed Draw	8.41% (S + 4.75%; 1.00% Floor)	4/30/2029	85,443	85,178	84,161
Momentus Technologies, LLC	Leisure Products	Delayed Draw	8.41% (S + 4.75%; 1.00% Floor)	4/30/2029	180,048	179,490	177,348
Momentus Technologies, LLC	Leisure Products	Term Loan	8.41% (S + 4.75%; 1.00% Floor)	4/30/2029	38,461	38,342	37,884
Momentus Technologies, LLC	Leisure Products	Delayed Draw	— (S + 4.75%; 1.00% Floor)	4/30/2029	121,943	121,565	120,114
Momentus Technologies, LLC	Leisure Products	Revolver	— (S + 4.75%; 1.00% Floor)	4/30/2029	—	(49)	(263)	(5)(6)
Moon Buyer, Inc.	Software	Term Loan	8.23% (S + 4.50%; 0.75% Floor)	4/21/2031	2,818,986	2,812,631	2,818,986
Moon Buyer, Inc.	Software	Delayed Draw	— (S + 4.50%; 0.75% Floor)	4/21/2031	260,318	259,734	260,318
MPH Acquisition Holdings LLC	Financial Services	Term Loan	7.48% (S + 3.75%; 0.50% Floor)	12/31/2030	494,987	490,676	495,195	(9)
Mr. Greens Intermediate, LLC	Food Products	Term Loan	— (S + 5.75%; 1.00% Floor)	5/1/2031	2,011,535	2,011,535	2,011,535
Mr. Greens Intermediate, LLC	Food Products	Delayed Draw	9.50% (S + 5.75%; 1.00% Floor)	5/1/2031	456,942	456,942	456,942	(5)
Mr. Greens Intermediate, LLC	Food Products	Revolver	— (S + 5.75%; 1.00% Floor)	5/1/2031	-	(738)	-	(5)(6)
Mr. Greens Intermediate, LLC	Food Products	Term Loan	9.51% (S + 5.75%; 1.00% Floor)	5/1/2031	329,491	325,215	329,491
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.24% (S + 5.50%; 1.00% Floor)	4/9/2029	1,580,037	1,560,499	1,536,586
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	— (S + 5.50%; 1.00% Floor)	4/9/2029	3,268,511	3,227,431	3,178,627
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw	9.24% (S + 5.50%; 1.00% Floor)	4/9/2029	255,336	252,133	248,315
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Revolver	9.24% (S + 5.50%; 1.00% Floor)	4/9/2029	144,597	138,287	129,686	(5)
Nasuni Corporation	Software	Term Loan	8.73% (S + 5.00%; 0.75% Floor)	9/10/2030	1,515,838	1,499,670	1,508,259
Nasuni Corporation	Software	Revolver	— (S + 5.00%; 0.75% Floor)	9/10/2030	-	(3,333)	(1,579)	(5)(6)
Nasuni Corporation	Software	Term Loan	8.73% (S + 5.00%; 0.75% Floor)	9/10/2030	1,470,827	1,456,119	1,463,473
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.24% (S + 5.50%; 1.00% Floor)	3/17/2028	309,723	308,420	297,335
Navigate360, LLC	Diversified Consumer Services	Delayed Draw	9.24% (S + 5.50%; 1.00% Floor)	3/17/2028	589,522	585,161	565,941
Navigate360, LLC	Diversified Consumer Services	Term Loan	— (S + 5.50%; 1.00% Floor)	3/17/2028	1,640,248	1,633,345	1,574,638
Navigate360, LLC	Diversified Consumer Services	Delayed Draw	9.24% (S + 5.50%; 1.00% Floor)	3/17/2028	750,990	746,949	720,950
Navigate360, LLC	Diversified Consumer Services	Revolver	— (S + 5.50%; 1.00% Floor)	3/17/2028	-	(985)	(10,403)	(5)(6)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.24% (S + 5.50%; 1.00% Floor)	3/17/2028	563,109	559,603	540,585
NC Topco, LLC	Financial Services	Term Loan	8.16% (S + 4.50%; 0.75% Floor)	9/1/2031	1,357,972	1,344,158	1,357,972
NC Topco, LLC	Financial Services	Revolver	— (S + 4.50%; 0.75% Floor)	9/1/2031	-	(1,156)	-	(5)(6)
NC Topco, LLC	Financial Services	Delayed Draw	— (S + 4.50%; 0.75% Floor)	8/29/2031	389,342	386,465	389,342
Neptune Bidco US Inc.	Interactive Media and Services	Term Loan	8.73% (S + 5.00%; 0.50% Floor)	2/3/2033	1,000,000	995,197	990,830	(9)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
NEXUS BUYER LLC	Financial Services	Term Loan	7.15% (S + 3.50%)	7/31/2031	496,231	493,621	477,399	(9)
NMI Acquisitionco, Inc.	Financial Services	Term Loan	— (S + 4.50%; 0.75% Floor)	9/6/2028	2,371,899	2,331,936	2,348,180
NMI Acquisitionco, Inc.	Financial Services	Revolver	8.24% (S + 4.50%; 0.75% Floor)	9/6/2028	148,075	145,065	146,101	(5)
NMI Acquisitionco, Inc.	Financial Services	Term Loan	8.24% (S + 4.50%; 0.75% Floor)	9/6/2028	354,200	348,232	350,658
NMI Acquisitionco, Inc.	Financial Services	Term Loan	8.74% (S + 5.00%; 0.75% Floor)	9/6/2028	667,480	660,805	664,142
NMI Acquisitionco, Inc.	Financial Services	Term Loan	8.24% (S + 4.50%; 0.75% Floor)	9/6/2028	96,206	94,585	95,244
NMI Acquisitionco, Inc.	Financial Services	Term Loan	8.24% (S + 4.50%; 0.75% Floor)	9/6/2028	1,282,139	1,260,537	1,269,317
NMI Acquisitionco, Inc.	Financial Services	Delayed Draw	8.24% (S + 4.50%; 0.75% Floor)	9/6/2028	1,266,278	1,245,101	1,253,615
Nord Security Inc	Software	Term Loan	7.48% (S + 3.75%)	10/8/2032	498,750	491,269	496,256	(9)
Nouryon Finance BV	Chemicals	Term Loan	7.15% (S + 3.50%)	7/3/2031	500,000	497,500	499,585	(9)
Olympus Water US Holding Corp	Chemicals	Term Loan	6.90% (S + 3.25%)	11/3/2032	497,500	496,368	496,669	(9)
OneDigital Borrower LLC	Insurance	Term Loan	6.65% (S + 3.00%; 0.50% Floor)	7/2/2031	494,949	494,949	478,740	(9)
OPOC Acquisition, LLC	Insurance	Revolver	— (S + 4.75%; 1.00% Floor)	12/20/2030	-	(832)	-	(5)(6)
OPOC Acquisition, LLC	Insurance	Delayed Draw	— (S + 4.75%; 1.00% Floor)	12/20/2030	37,011	35,790	37,011	(5)
OPOC Acquisition, LLC	Insurance	Term Loan	8.44% (S + 4.75%; 1.00% Floor)	12/20/2030	745,804	736,725	745,804
Orion US Finco	Capital Markets	Term Loan	7.15% (S + 3.50%)	10/8/2032	498,750	495,009	498,640	(9)
PAC Aviation International Inc	Aerospace & Defense	Term Loan	6.90% (S + 3.25%)	10/28/2030	497,500	493,095	492,993	(9)
Pace Health Companies, LLC	Health Care Providers & Services	Term Loan	9.13% (S + 5.25%; 1.00% Floor)	8/2/2027	2,738,603	2,738,603	2,738,603
Pace Health Companies, LLC	Health Care Providers & Services	Delayed Draw	— (S + 5.25%; 1.00% Floor)	8/2/2027	—	(4,354)	—	(5)(6)
Pamlico Avant Holdings, L.P.	Diversified Telecommunication Services	Term Loan	7.98% (S + 4.25%; 0.75% Floor)	12/31/2032	7,075,852	7,009,982	7,022,783
Pamlico Avant Holdings, L.P.	Diversified Telecommunication Services	Revolver	— (S + 4.25%; 0.75% Floor)	12/31/2032	-	(8,937)	(7,196)	(5)(6)
Park River Holdings Inc	Distributors	Term Loan	8.15% (S + 4.50%; 0.75% Floor)	3/15/2031	500,000	498,750	498,850	(9)
Patriot Acquireco L.L.C.	Hotels, Restaurants & Leisure	Term Loan	8.16% (S + 4.50%; 0.75% Floor)	9/7/2032	6,256,088	6,199,099	6,193,527
Patriot Acquireco L.L.C.	Hotels, Restaurants & Leisure	Revolver	8.16% (S + 4.50%; 0.75% Floor)	9/3/2032	90,048	84,447	83,745	(5)
PHRG Intermediate LLC	Diversified Consumer Services	Term Loan	7.73% (S + 4.00%)	2/20/2032	495,000	492,754	491,164	(9)
Ping Identity Holding Corp.	Software	Term Loan	6.40% (S + 2.75%)	11/15/2032	997,500	995,186	970,069	(9)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.41% (S + 5.75%; 1.00% Floor)	1/4/2027	909,160	909,160	861,429
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.41% (S + 5.75%; 1.00% Floor)	1/4/2027	69,253	69,253	65,617
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Delayed Draw	9.41% (S + 5.75%; 1.00% Floor)	1/4/2027	76,474	76,474	72,459
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.41% (S + 5.75%; 1.00% Floor)	1/4/2027	36,758	36,758	34,828
Priority OnDemand Midco 2, L.P.	Health Care Providers & Services	Term Loan	9.18% (S + 5.25%; 1.00% Floor)	7/17/2028	3,130,747	3,130,747	3,130,747

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Priority OnDemand Midco 2, L.P.	Health Care Providers & Services	Delayed Draw	— (S + 5.25%; 1.00% Floor)	7/17/2028	337,962	336,606	337,962	(5)
Quest Analytics Inc.	Health Care Technology	Term Loan	— (S + 4.25%; 0.50% Floor)	11/10/2032	6,164,609	6,135,593	6,087,552
Quest Analytics Inc.	Health Care Technology	Delayed Draw	— (S + 4.25%; 0.50% Floor)	11/10/2032	-	(6,232)	(27,396)	(5)(6)
Quest Analytics Inc.	Health Care Technology	Revolver	— (S + 4.25%; 0.50% Floor)	11/10/2032	-	(4,986)	(13,698)	(5)(6)
Quirch Foods Holdings, LLC	Food Products	Term Loan	10.18% (S + 6.50%; 1.00% Floor)	11/12/2030	4,336,374	4,296,335	4,293,010
Quirch Foods Holdings, LLC	Food Products	Delayed Draw	— (S + 6.50%; 1.00% Floor)	11/12/2030	-	(1,999)	(2,249)	(5)(6)
Rackspace Technology Global Inc	IT Services	Term Loan	9.90% (S + 6.25%; 0.75% Floor)	5/15/2028	497,455	491,237	507,405	(9)
Ranger Buyer, Inc.	Commercial Services & Supplies	Term Loan	— (S + 4.75%; 0.75% Floor)	11/20/2028	5,373,724	5,342,421	5,360,290
Ranger Buyer, Inc.	Commercial Services & Supplies	Revolver	— (S + 4.75%; 0.75% Floor)	11/18/2027	-	(1,432)	(912)	(5)(6)
Raven Acquisition Holdings LLC	Health Care Technology	Term Loan	6.65% (S + 3.00%)	11/19/2031	464,082	458,281	457,571	(9)
Raven Acquisition Holdings LLC	Health Care Technology	Term Loan	6.73% (S + 3.00%)	11/19/2031	—	(419)	(471)	(5)(6)(9)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Term Loan	9.23% (S + 5.50%; 1.00% Floor)	6/20/2028	2,222,546	2,194,764	2,222,546
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw	9.23% (S + 5.50%; 1.00% Floor)	6/19/2028	1,943,380	1,933,846	1,943,380
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw	— (S + 5.50%; 1.00% Floor)	6/19/2028	1,207,637	1,196,066	1,207,637
Relativity Intermediate Holdco LLC	Software	Term Loan	6.40% (S + 2.75%)	1/30/2033	540,000	539,905	526,500	(9)
REP TEC Intermediate Holdings, Inc.	Professional Services	Term Loan	8.73% (S + 5.00%; 1.00% Floor)	5/30/2031	5,376,668	5,376,668	5,336,343
REP TEC Intermediate Holdings, Inc.	Professional Services	Revolver	— (S + 5.00%; 1.00% Floor)	5/30/2031	-	-	(727)	(5)(6)
Ridge Trail US Bidco, Inc.	Capital Markets	Term Loan	8.23% (S + 4.50%; 0.75% Floor)	9/30/2031	767,124	757,852	767,124	(7)
Ridge Trail US Bidco, Inc.	Capital Markets	Delayed Draw	8.23% (S + 4.50%; 0.75% Floor)	9/30/2031	37,325	35,604	37,325	(5)(7)
Ridge Trail US Bidco, Inc.	Capital Markets	Revolver	— (S + 4.50%; 0.75% Floor)	3/30/2031	-	(998)	-	(5)(6)(7)
Ryan, LLC	Professional Services	Term Loan	7.15% (S + 3.50%; 0.50% Floor)	11/5/2032	498,750	496,431	493,763	(9)
Saab Purchaser, Inc.	Banks	Term Loan	8.23% (S + 4.50%; 0.75% Floor)	11/12/2031	703,856	698,073	686,260
Saab Purchaser, Inc.	Banks	Delayed Draw	— (S + 4.50%; 0.75% Floor)	11/12/2031	190,053	188,589	185,302
Saab Purchaser, Inc.	Banks	Revolver	— (S + 4.75%; 0.75% Floor)	11/12/2031	—	(3,433)	(10,086)	(5)(6)
Saab Purchaser, Inc.	Banks	Term Loan	— (S + 4.50%; 0.75% Floor)	11/12/2031	2,384,615	2,363,158	2,325,000
Saab Purchaser, Inc.	Banks	Delayed Draw	— (S + 4.75%; 0.75% Floor)	11/12/2031	-	(10,105)	(46,154)	(5)(6)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	8.14% (S + 4.50%; 1.00% Floor)	9/15/2028	87,231	86,492	87,231
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	— (S + 4.50%; 1.00% Floor)	9/15/2028	4,337,205	4,337,205	4,337,205
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Delayed Draw	8.14% (S + 4.50%; 1.00% Floor)	9/15/2028	1,037,590	1,037,590	1,037,590
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Revolver	— (S + 4.50%; 1.00% Floor)	9/15/2028	-	(115)	-	(5)(6)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	— (S + 0.75%; 0.75% Floor)	8/18/2032	7,057,471	6,991,928	7,057,471

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Salisbury House, LLC	Diversified Consumer Services	Delayed Draw	8.39% (S + 4.75%; 0.75% Floor)	8/18/2032	342,287	334,504	342,287	(5)
Salisbury House, LLC	Diversified Consumer Services	Revolver	— (S + 4.75%; 0.75% Floor)	8/18/2032	-	(8,353)	-	(5)(6)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Delayed Draw	— (S + 5.50%; 1.00% Floor)	6/28/2028	61,458	60,047	61,458	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Revolver	— (S + 5.50%; 0.00% Floor)	6/28/2028	2,332	-	2,332	(5)(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Term Loan	— (S + 5.50%; 0.00% Floor)	6/28/2028	641,614	626,878	641,614	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Term Loan	— (S + 5.50%; 0.00% Floor)	6/28/2028	1,351,898	1,320,848	1,003,784	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Delayed Draw	— (S + 5.50%; 1.00% Floor)	6/28/2028	269,936	262,856	200,428	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Revolver	— (S + 5.50%; 0.00% Floor)	6/28/2028	245,800	240,154	182,506	(15)
Sauce Labs Inc	Software	Revolver	9.26% (S + 5.50%; 1.00% Floor)	8/16/2027	225,117	221,655	208,859	(5)
Sauce Labs Inc	Software	Revolver	9.76% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	763,736	757,922	738,914
Sauce Labs Inc	Software	Term Loan	9.76% (S + 5.50%; 0.00% Floor; 0.50% PIK)	8/16/2027	2,935,773	2,912,282	2,840,361
Sauce Labs Inc	Software	Delayed Draw	9.76% (S + 5.50%; 0.00% Floor; 0.50% PIK)	8/16/2027	323,687	322,405	313,167
Second Nature Brands, Inc.	Real Estate Management & Development	Term Loan	9.84% (S + 6.00%; 0.00% Floor)	2/6/2031	800,375	790,451	788,369
Second Nature Brands, Inc.	Real Estate Management & Development	Revolver	— (S + 6.00%; 0.00% Floor)	2/6/2031	-	(1,032)	(1,334)	(5)(6)
Serrano Parent, LLC	Software	Term Loan	10.15% (S + 6.50%; 0.00% Floor)	5/13/2030	5,515,102	5,436,492	5,129,045
Serrano Parent, LLC	Software	Revolver	10.15% (S + 6.50%; 0.00% Floor)	5/13/2030	129,836	122,839	91,967	(5)
Slipstream IT, LLC	Software	Term Loan	8.14% (S + 4.50%; 0.75% Floor)	8/1/2031	3,088,863	3,061,663	3,088,863
Slipstream IT, LLC	Software	Delayed Draw	— (S + 4.50%; 0.75% Floor)	8/1/2031	-	(2,209)	-	(5)(6)
Slipstream IT, LLC	Software	Revolver	— (S + 4.50%; 0.75% Floor)	8/1/2031	-	(4,410)	-	(5)(6)
Soar Buyer, Inc.	Health Care Providers & Services	Term Loan	9.14% (S + 5.50%; 0.75% Floor)	5/20/2032	2,364,036	2,328,575	2,328,575
Soar Buyer, Inc.	Health Care Providers & Services	Delayed Draw	— (S + 5.50%; 0.75% Floor)	5/20/2032	—	(13,998)	(13,998)	(5)(6)
Soar Buyer, Inc.	Health Care Providers & Services	Revolver	— (S + 5.50%; 0.75% Floor)	5/20/2032	-	(5,599)	(5,599)	(5)(6)
Soladoc, LLC	Health Care Equipment & Supplies	Term Loan	8.94% (S + 5.00%; 0.75% Floor)	6/12/2028	2,304,698	2,259,040	2,241,318
Soladoc, LLC	Health Care Equipment & Supplies	Revolver	8.96% (S + 5.00%; 0.75% Floor)	6/12/2028	92,188	88,034	85,850	(5)
SP Motion Holdco Ltd	Energy Equipment & Services	Term Loan	6.15% (S + 2.50%)	6/24/2033	390,000	388,050	389,513	(9)
Starlight Parent LLC	Software	Term Loan	7.65% (S + 4.00%)	4/16/2032	498,744	438,645	415,828	(9)
Synechron Inc	IT Services	Term Loan	7.48% (S + 3.75%)	10/3/2031	496,231	490,797	462,324	(9)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Term Loan	8.73% (S + 2.50%; 0.75% Floor; 2.50% PIK)	2/2/2032	2,317,023	2,297,689	2,108,491
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw	8.73% (S + 2.50%; 0.75% Floor; 2.50% PIK)	2/2/2032	531,908	528,087	484,036
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Revolver	8.23% (S + 4.50%; 0.75% Floor)	2/2/2032	115,391	113,000	88,533	(5)
Tega MC Australia Holdings Pty Ltd	Metals & Mining	Term Loan	7.15% (S + 3.50%)	3/25/2033	420,000	415,800	421,840	(9)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Telesoft Holdings, LLC	Diversified Telecommunication Services	Term Loan	9.99% (S + 6.25%; 0.00% Floor)	5/31/2027	1,393,541	1,393,541	1,386,573
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	9.81% (S + 6.00%; 0.00% Floor)	6/30/2028	952,360	952,360	952,360
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw	9.81% (S + 6.00%; 1.00% Floor)	6/30/2028	224,588	224,376	224,588
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw	9.81% (S + 6.00%; 0.00% Floor)	6/30/2028	361,744	361,402	361,744
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw	9.81% (S + 6.00%; 0.00% Floor)	6/30/2028	399,115	398,738	399,115
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	9.79% (S + 6.00%; 0.00% Floor)	6/30/2028	748,639	748,639	748,639
TMA Buyer LLC	Software	Term Loan	8.66% (S + 5.00%; 0.75% Floor)	4/30/2031	1,656,708	1,642,703	1,631,858
TMA Buyer LLC	Software	Delayed Draw	8.66% (S + 5.00%; 0.75% Floor)	4/30/2031	435,517	431,877	428,985
TMA Buyer LLC	Software	Delayed Draw	— (S + 5.00%; 0.75% Floor)	4/30/2031	-	-	(675)	(5)(6)
TMA Buyer LLC	Software	Revolver	— (S + 5.00%; 0.75% Floor)	4/30/2031	-	(1,408)	(2,613)	(5)(6)
Towerco IV Holdings, LLC	Diversified Telecommunication Services	Delayed Draw	6.75% (S + 3.00%; 0.00% Floor)	8/31/2029	7,201,603	7,201,603	7,201,601	(5)
Trident Technologies, LLC	Aerospace & Defense	Term Loan	8.23% (S + 4.50%)	2/6/2032	497,481	494,994	477,333	(9)
UFS, LLC	Banks	Term Loan	8.39% (S + 4.50%; 0.75% Floor)	10/14/2031	5,408,962	5,358,311	5,341,350
UFS, LLC	Banks	Revolver	— (S + 4.50%; 0.75% Floor)	10/14/2031	-	(3,126)	(4,314)	(5)(6)
Unlimited Technology Holdings, LLC	Health Care Technology	Term Loan	11.35% (S + 4.75%; 0.75% Floor; 2.87% PIK)	3/12/2032	885,650	881,903	867,937
Unlimited Technology Holdings, LLC	Health Care Technology	Revolver	— (S + 4.75%; 0.75% Floor)	3/12/2032	-	(481)	(2,353)	(5)(6)
Vectra AI, Inc.	Software	Revolver	— (S + 5.25%; 0.00% Floor)	3/2/2028	-	(711)	(2,120)	(5)(6)
Vectra AI, Inc.	Software	Term Loan	9.01% (S + 5.25%; 0.00% Floor)	3/2/2028	2,770,990	2,748,960	2,729,425

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Vectra AI, Inc.	Software	Delayed Draw	9.01% (S + 5.25%; 0.00% Floor)	3/2/2028	534,780	528,530	521,458	(5)
Vehlo Purchaser, LLC	Automobiles	Term Loan	8.89% (S + 5.25%; 0.75% Floor)	5/24/2028	458,078	455,308	453,497
Vehlo Purchaser, LLC	Automobiles	Term Loan	8.89% (S + 5.25%; 0.75% Floor)	5/24/2028	4,264,286	4,242,121	4,221,643
Vehlo Purchaser, LLC	Automobiles	Delayed Draw	8.89% (S + 5.25%; 0.75% Floor)	5/24/2028	1,184,524	1,178,413	1,172,679
Vehlo Purchaser, LLC	Automobiles	Revolver	— (S + 5.25%; 0.75% Floor)	5/24/2028	-	(3,060)	(5,634)	(5)(6)
Velocity Holdco III Inc.	Commercial Services & Supplies	Term Loan	9.26% (S + 5.50%; 1.00% Floor)	5/31/2029	4,402,195	4,402,195	4,402,195
Veracross LLC	Diversified Consumer Services	Delayed Draw	10.24% (S + 6.50%; 0.00% Floor)	12/28/2027	414,902	414,902	406,344	(5)
Veracross LLC	Diversified Consumer Services	Term Loan	10.24% (S + 6.50%; 1.00% Floor)	12/28/2027	5,207,834	5,170,238	5,155,756
Veracross LLC	Diversified Consumer Services	Delayed Draw	10.24% (S + 6.50%; 0.00% Floor)	12/28/2027	645,835	641,193	639,376
Veracross LLC	Diversified Consumer Services	Revolver	10.24% (S + 6.50%; 0.00% Floor)	12/28/2027	327,024	324,424	322,936	(5)
Visionary Buyer, LLC	Diversified Telecommunication Services	Term Loan	8.73% (S + 5.00%; 0.75% Floor)	3/21/2031	1,723,847	1,704,208	1,710,918
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw	8.73% (S + 5.00%; 0.75% Floor)	3/21/2031	1,723,847	1,705,307	1,710,918
Visionary Buyer, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.00%; 0.75% Floor)	3/21/2030	-	(4,120)	(3,232)	(5)(6)
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw	8.73% (S + 5.00%; 00.75% Floor)	3/21/2031	610,000	603,591	607,500	(5)
VM Consolidated Inc	Electrical Equipment	Term Loan	5.65% (S + 2.00%)	10/1/2032	498,744	422,685	452,610	(9)
VS Buyer, LLC	Software	Term Loan	5.98% (S + 2.25%)	4/12/2031	496,250	491,734	475,780	(9)
Waldo Buyer, LLC	Diversified Telecommunication Services	Term Loan	8.23% (S + 4.50%; 0.75% Floor)	4/1/2033	4,941,979	4,894,150	4,892,559
Waldo Buyer, LLC	Diversified Telecommunication Services	Delayed Draw	— (S + 4.50%; 0.75% Floor)	4/1/2033	-	(7,060)	(7,060)	(5)(6)
Waldo Buyer, LLC	Diversified Telecommunication Services	Revolver	— (S + 4.50%; 0.75% Floor)	4/1/2033	-	(8,182)	(8,472)	(5)(6)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw	7.92% (S + 4.25%; 1.00% Floor)	10/2/2028	220,675	219,934	220,675	(5)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw	— (S + 4.25%; 0.00% Floor)	10/2/2028	-	(565)	-	(5)(6)
Wealth Enhancement Group, LLC	Financial Services	Term Loan	7.94% (S + 4.25%; 0.00% Floor)	10/2/2028	2,339,528	2,339,528	2,339,528
Wealth Enhancement Group, LLC	Financial Services	Revolver	— (S + 4.25%; 0.00% Floor)	10/2/2028	—	(20)	-	(5)(6)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw	7.94% (S + 4.25%; 0.00% Floor)	10/2/2028	518,193	518,193	518,193
Wolverine Seller Holdings, LLC	Commercial Services & Supplies	Term Loan	9.23% (S + 5.50%; 0.75% Floor)	1/17/2030	711,035	700,370	707,480
Zendesk, Inc.	Software	Delayed Draw	8.72% (S + 5.00%; 0.75% Floor)	11/22/2028	786,188	783,219	780,291
Zendesk, Inc.	Software	Revolver	— (S + 5.00%; 0.75% Floor)	11/22/2028	-	-	(3,733)	(5)(6)
Zendesk, Inc.	Software	Term Loan	8.72% (S + 5.00%; 0.75% Floor)	11/22/2028	4,876,382	4,876,382	4,839,809
Zendesk, Inc.	Software	Delayed Draw	8.72% (S + 5.00%; 0.75% Floor)	11/22/2028	412,648	409,349	409,554
Total U.S. 1st Lien/Senior Secured Debt						373,063,966	369,288,619

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
2nd Lien/Junior Secured Debt — 0.37%
Symplr Software, Inc.	Health Care Technology	Term Loan	1.64% (S + 7.87%; 0.75% Floor)	12/22/2028	988,342	935,272	600,418
Total U.S. 2nd Lien/Junior Secured Debt						935,272	600,418
Total U.S. Corporate Debt						373,999,238	369,889,037

UK Corporate Debt — 0.86%
UK 1st Lien/Senior Secured Debt — 0.86%
Ardonagh Finco BV	Insurance	Term Loan	8.91% (S + 5.25%; 1.00% Floor)	2/15/2031	497,503	487,553	480,404	(9)
Labvantage Systems Limited	Pharmaceuticals	Term Loan	8.91% (S + 5.25%; 1.00% Floor)	12/23/2030	912,691	899,421	910,409	(7)
Total UK 1st Lien/Senior Secured Debt						1,386,974	1,390,813
Total UK Corporate Debt						1,386,974	1,390,813

Canadian Corporate Debt — 1.18%
Canadian 1st Lien/Senior Secured Debt — 1.18%
Garda World Security Corp	Commercial Services & Supplies	Term Loan	8.66% (S + 5.00%; 0.75% Floor)	2/1/2029	497,481	497,481	496,113	(9)
RevauAdvanced Underwriting Inc.	Insurance	Term Loan	8.66% (S + 5.00%; 0.75% Floor)	5/10/2032	1,382,306	1,370,238	1,340,837	(7)
RevauAdvanced Underwriting Inc.	Insurance	Delayed Draw	8.66% (S + 5.00%; 0.75% Floor)	5/10/2032	90,940	88,002	75,710	(5)(7)
Total Canada 1st Lien/Senior Secured Debt						1,955,721	1,912,660
Total Canadian Corporate Debt						1,955,721	1,912,660

Sweden Corporate Debt — 0.03%
Sweden 1st Lien/Senior Secured Debt — 0.03%
IGT Holding IV AB	Software	Term Loan	8.66% (S + 5.00%; 0.75% Floor)	9/1/2031	49,875	49,875	48,664	(9)
Total Sweden 1st Lien/Senior Secured Debt						49,875	48,664
Total Sweden Corporate Debt						49,875	48,664

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Class/Series	Shares	Cost	Fair Value	Tickmarks
U.S. Investment Companies — 1.71%
AB EQUITY INVESTORS, L.P.	LP interest	2,601,497	2,601,497	2,786,209	(10)
Total U.S. Investment Companies			2,601,497	2,786,209

Total Investments — 231.43%			379,993,305	376,027,383

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of June 30, 2026

Portfolio Company	Yield	Shares	Cost	Fair value	Tickmarks
Cash Equivalents — 5.11%
US BANK MMDA GCTS	3.54%	6,200,183	6,200,183	6,200,183	(8)(12)(13)
STATE STREET INSTITUTIONAL US	3.55%	2,094,701	2,094,701	2,094,701	(8)(12)(13)
Total Cash Equivalents			8,294,884	8,294,884

Cash — 0.67%
US Dollar		1,092,231	1,092,231	1,092,231
Total Cash			1,092,231	1,092,231
TOTAL CASH AND CASH EQUIVALENTS			9,387,115	9,387,115
LIABILITIES IN EXCESS OF OTHER ASSETS — (137.21%)				(222,935,620)
NET ASSETS — 100.00%				162,478,878

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
(3)
Percentages are based on net assets
(4)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to an interest rate floor. The borrower has an option to choose the benchmark rate, such as the Secured Overnight Financing Rate including adjustment, if any (“S”) or the U.S. Prime Rate (“P”). The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) at the borrower’s option. As of June 30, 2026, rates for 1M S, 3M S and 6M S are 3.65%, 3.73%, and 3.85%, respectively. As of June 30, 2026, the P was 6.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2026.
(5)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date, that may expire prior to the maturity date stated. See Note 6 “Commitments and Contingencies”.
(6)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(7)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of June 30, 2026, the aggregate fair value of these securities is $3,839,611 or 0.99% of the Fund’s total assets.
(8)
Categorized as Level 1 assets under the definition of ASC 820 fair value hierarchy.
(9)
Categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(10)
Excluded from the ASC 820 fair value hierarchy as fair value is measured using the net asset value (“NAV”) as a practical expedient. Underlying investments are private equity entities generally created to aggregate capital for a single investment, with the exception of AB Equity Investors, L.P., which invests in multiple investments. These investments are generally not redeemable.
(11)
Aggregate gross unrealized appreciation for federal income tax purposes is $983,306; aggregate gross unrealized depreciation for federal income tax purposes is $4,949,228. Net unrealized depreciation is $3,965,922. As of June 30, 2026, the cost basis of investments owned was substantially identical for both book and tax purposes.
(12)
Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(13)
The rate shown is the annualized seven-day yield as of June 30, 2026.
(14)
Assets are pledged as collateral for the Credit Facilities (as defined below). See Note 4 “Borrowings.”
(15)
The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
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

June 30, 2026

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

The Fund is offering on a continuous basis up to $1.0 billion of its common shares of beneficial interest (“Common Shares”) pursuant to an offering registered with the SEC (the “Offering”). The Fund is offering to sell any combination of three classes of Common Shares, Class S shares, Class D shares, and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing distribution and/or shareholder servicing fees. The purchase price per share for each class of Common Shares equals the net asset value (“NAV”) per share as of the effective date of the monthly share purchase date. The Offering is a “best efforts” offering, which means that AllianceBernstein Investments, Inc., the Fund’s managing dealer (the “Managing Dealer”) for the Offering, will use its best efforts to sell shares, but it is not obligated to purchase or sell any specific amount of shares in the Offering. As of June 30, 2026, the Fund has only issued Class I shares.

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

As of June 30, 2026, the Fund’s only consolidated subsidiary was ABPLF.

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

Interest income includes cash interest, payment-in-kind interest and fees earned in connection with the Company's investment activities, including agency, amendment, structuring and prepayment fees.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2026, the Fund had six investments with one portfolio company on non-accrual status, which represented 0.67% and 0.56% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value, respectively. As of December 31, 2025, the Fund did not have any non-accrual investments.

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

The Fund has elected to be treated and intends to continue to qualify annually for federal income tax purposes as a RIC under Subchapter M of the Code. So long as the Fund is able to maintain its status as a RIC, it will generally not be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to its shareholders. To qualify and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements, and distribute at least 90% of its annual investment company taxable income, which is generally its net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years for which it paid no U.S. federal income taxes. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. For the three and six months ended June 30, 2026, the Fund had excise tax expense of $0 and $44,575, respectively. For the three and six months ended June 30, 2025, the Fund had no excise tax.

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

Offering Cost and Organizational Expenses

Organization expenses include, among other things, the cost of incorporating the Fund and the cost of legal services and other fees pertaining to the Fund’s organization. These costs are expensed as incurred. For the three and six months ended June 30, 2026 and June 30, 2025, the Fund did not incur any organizational expenses.

The Fund’s offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Fund’s registration statement (and any amendments or supplements thereto) relating to the Offering and associated marketing materials. For the three and six months ended June 30, 2026, the Fund incurred no offering expenses. For the three and six months ended June 30, 2025, the Fund incurred offering expenses of $133,610 and $534,442, respectively. As of each of June 30, 2026 and December 31, 2025, no offering costs were payable. Offering expenses are recorded as deferred offering costs on the statement of assets and liabilities and then will be subsequently amortized to expense on the Fund’s statement of operations over 12 months from the commencement of operations.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Fund is currently assessing the impact of this guidance, however, the Fund does not expect a material impact on its consolidated financial statements.

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

On March 26, 2026, Equitable Holdings, Inc. (“Equitable”), the indirect owner of the Adviser, entered into an Agreement and Plan of Merger with Corebridge Financial, Inc. to combine their businesses (the “Merger”). The closing of the Merger may constitute a change of control of the Adviser, which would result in the automatic termination of the Third Amended and Restated Advisory Agreement pursuant to Section 15 of the 1940 Act. At an in-person meeting of the Board held on May 7, 2026, the Board, including a majority of the Independent Directors, approved a new investment advisory agreement with the Adviser (the “Proposed Advisory Agreement”) and recommended that shareholders of the Fund vote to approve the Proposed Advisory Agreement at the annual meeting of shareholders held on August 3, 2026. The Proposed Advisory Agreement is identical in all material respects to the Third Amended and Restated Advisory Agreement, except for its effective and termination dates. At the same meeting, the Board also approved an interim advisory agreement with the Adviser (the “Interim Advisory Agreement”), to be effective only in the event that the change of control occurs prior to shareholder approval of the Proposed Advisory Agreement.

For the three and six months ended June 30, 2026, the Fund incurred management fees of $506,638 and $1,022,648, respectively. For the three and six months ended June 30, 2025, the Fund incurred management fees of $381,133 and $746,266, respectively. As of June 30, 2026 and December 31, 2025, $506,638 and $2,650,101, of accrued management fees remained payable, respectively.

Incentive Fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Fund’s income and a portion is based on a percentage of the Fund’s capital gains, each as described below.

Incentive Fee Based on Income

The portion based on the Fund’s income is based on Pre-Incentive Fee Net Investment Income Returns attributable to each class of the Fund’s Common Shares. “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees, as well as prepayment premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Advisory Agreement and an administration agreement with the Fund’s administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding the incentive fee and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

The Fund incurred income-based incentive fees for the three and six months ended June 30, 2026 of $524,910 and $936,204, respectively. The Fund incurred income-based incentive fees for the three and six months ended June 30, 2025 of $354,808 and $649,909, respectively.

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

For the three and six months ended June 30, 2026, the Fund incurred no capital gain incentive fees, respectively. For the three and six months ended June 30, 2025, the Fund incurred capital gain incentive fee of $(67,859) and $(66,559), respectively.

As of June 30, 2026 and December 31, 2025, the incentive fees payable were $524,909 and $483,747, respectively.

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

Administration Agreement

On August 7, 2024, the Fund entered into an Administration Agreement with AB Private Credit Investors LLC (in its capacity as administrator, the “Administrator”). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Fund’s other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. The Fund also is liable to reimburse the Administrator for the Fund’s allocable portion of compensation of the Administrator’s personnel, including but not limited to: (i) the Fund’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Fund; and (iii) any internal audit group personnel of the Administrator or any of its affiliates. The Administrator may defer or waive rights to be reimbursed for the costs and expenses noted above including the Fund’s allocable portion of compensation of the Administrator’s personnel, subject to the limitations described in the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Fund will reimburse the Administrator for any services performed for the Fund by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator receives compensation for its sub-administrative services under a sub-administration agreement. For the three and six months ended June 30, 2026, the Fund incurred administration expense fees of $64,583 and $110,220, respectively. For the three and six months ended June 30, 2025, the Fund incurred administration expense fees of $69,849 and $129,919, respectively.

Costs and expenses of AB Private Credit Investors LLC in its capacity as both the Administrator and the Adviser that are eligible for reimbursement by the Fund are reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator. The Fund does not reimburse the Administrator for any services for which it receives a separate fee, or for (a) rent, depreciation, utilities, capital equipment or other administrative items and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any controlling person of the Administrator. Other than the expenses incurred under the sub-administration noted above, the Administrator does not charge the Fund any fees for its services as Administrator.

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

For the three and six months ended June 30, 2026, the Fund was entitled to reimbursements from the Adviser in the amount of $186,018 and $706,665. For the three and six months ended June 30, 2025, the Fund was entitled to reimbursements from the Adviser in the amount of $538,876 and $1,554,031, respectively. As of June 30, 2026 and December 31, 2025, reimbursement of $22,192 and $1,707,910 remains outstanding.

As of June 30, 2026, no reimbursement payments have been made. Cumulative expense support provided and unreimbursed Expense Payments were $7,044,785. During the six months ended June 30, 2026, $277,209 of expense waivers and reimbursements from the quarter ended June 30, 2023 expired and are no longer subject to recoupment. The following table presents a summary of Expense Payments and the related Reimbursement Payments for the three and six months ended June 30, 2026 and 2025, respectively:

For the Month Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Percentage Limit (1)
January 31, 2026	105,303	—	105,303	January 31, 2029	1.00%
February 28, 2026	136,426	—	136,426	February 28, 2029	1.00%
March 31, 2026	278,919	—	278,919	March 31, 2029	1.00%
April 30, 2026	184	—	184	April 30, 2029	1.00%
May 31, 2026	115,049	—	115,049	May 31, 2029	1.00%
June 30, 2026	70,784	—	70,784	June 30, 2029	1.00%
Total	$706,665	$—	$706,665
January 31, 2025	278,634	—	278,634	January 31, 2028	1.00%
February 28, 2025	268,655	—	268,655	February 29, 2028	1.00%
March 31, 2025	467,865	—	467,865	March 31, 2028	1.00%
April 30, 2025	286,605	—	286,605	April 30, 2028	1.00%
May 31, 2025	101,842	—	101,842	May 31, 2028	1.00%
June 30, 2025	150,430	—	150,430	June 30, 2028	1.00%
Total	$1,554,031	$—	$1,554,031

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

For the three and six months ended June 30, 2026, the Fund incurred $8,043 and $16,311 in transfer agent fees, respectively. For the three and six months ended June 30, 2025 the Fund incurred $5,802 and $11,765, respectively, in transfer agent fees. As of June 30, 2026 and December 31, 2025, $8,043 and $7,687, of accrued transfer agent fees remained payable, respectively.

Amended and Restated Distribution Reinvestment Plan

Effective as of May 7, 2026, the Board of Trustees of the Fund approved an Amended and Restated Distribution Reinvestment Plan (the “DRP,” and, as amended and restated, the “Amended DRP”). The Amended DRP modifies participant terms such that a participant’s DRP enrollment will only be terminated with respect to shares actually repurchased in a tender offer, and not with respect to shares for which repurchase was requested but not completed. The Amended DRP also requires investors located in California to affirmatively opt in to participate. The Amended DRP first applies to the reinvestment of cash distributions paid on or after May 7, 2026.

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

Ownership by Affiliates

As of June 30, 2026, Equitable Financial Life Insurance Company, an affiliated insurance company owned by Equitable Holdings, Inc. owned 4,400,000 class I shares of the Fund. This represents 66.62% and 68.02% of the outstanding class I shares as of June 30, 2026 and December 31, 2025, respectively.

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

The Scotia Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and certain subsidiaries that have been or will be formed or acquired by the Fund (collectively, the “Guarantors”), subject to certain exceptions, and includes a $30,000,000 sublimit for swingline loans, and is expected to be guaranteed by certain of the Fund’s domestic subsidiaries in existence as of the Scotia Credit Facility First Amendment Date. Proceeds of the Scotia Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

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

The Fund’s outstanding borrowings through the Credit Facilities as of June 30, 2026 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
Scotia Credit Facility	$100,000,000	$12,000,000	$88,000,000	$12,000,000
Scotia Term Loan	25,000,000	25,000,000	—	25,000,000
ABPLF Credit Facility	110,000,000	70,250,000	39,750,000	70,250,000
ABPLF Term Loan	110,000,000	110,000,000	—	110,000,000
Total	$345,000,000	$217,250,000	$127,750,000	$217,250,000

As of June 30, 2026 deferred financing costs and debt issuance costs were $1,243,253 and $799,234, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

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

Interest Expense on Borrowings

For the three and six months ended June 30, 2026 and 2025, the components of interest and other debt expenses related to the borrowings were as follows:

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Interest and borrowing expenses	$3,038,178	$2,495,602	$5,736,551	$5,339,713
Commitment fees	123,997	185,195	283,819	336,573
Amortization of debt issuance and deferred financing costs	399,023	374,008	900,133	724,038
Total	$3,561,198	$3,054,805	$6,920,503	$6,400,324
Weighted average interest rate(1) (2)	5.64%	6.44%	5.70%	6.61%
Average outstanding balance(2)	$216,134,615	$155,508,242	$203,013,812	$163,004,144

(1)
Calculated as the annualized amount of the stated interest and borrowing expense divided by average borrowings for the period.
(2)
Calculated for the period from initial drawdowns of the Credit Facilities through June 30, 2026 and 2025, respectively.
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
•
The Adviser’s Fair Value Committee reviews each valuation recommendation to confirm it has been calculated in accordance with the valuation policy and to ensure the valuations are reasonable; and
•
The Audit Committee reviews the valuation recommendations made by the Adviser’s Fair Value Committee, including the independent valuation firms’ quarterly valuations, and once approved, recommends them for approval by the Board.

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

The following table summarizes the valuation of the Fund’s investments as of June 30, 2026:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$8,294,884	$—	$—	$8,294,884
Total Cash Equivalents	$8,294,884	$—	$—	$8,294,884

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$33,503,537	$339,137,219	$372,640,756
2nd Lien/Junior Secured Debt	$—	$—	$600,418	$600,418
Total	$—	$33,503,537	$339,737,637	$373,241,174
Investments valued at NAV as a practical expedient#				$2,786,209
Total Investments#	$—	$33,503,537	$339,737,637	$376,027,383

* See consolidated schedule of investments for industry classifications.

# Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the consolidated statements of assets and liabilities.

The following table summarizes the valuation of the Fund’s investments as of December 31, 2025:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$4,663,819	$—	$—	$4,663,819
Total Cash Equivalents	$4,663,819	$—	$—	$4,663,819

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$23,580,627	$312,137,743	$335,718,370
2nd Lien/Junior Secured Debt	—	—	$812,911	$812,911
Total	$—	$23,580,627	$312,950,654	$336,531,281
Investments valued at NAV as a practical expedient#				$2,755,419
Total Investments#	$—	$23,580,627	$312,950,654	$339,286,700

* See consolidated schedule of investments for industry classifications.

The following is a reconciliation of Level 3 Assets for the six months ended June 30, 2026:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Total
Balance as of January 1, 2026	$312,137,743	$812,911	$312,950,654
Purchases (including capitalized PIK)	44,478,112	-	44,478,112
Sales and principal repayments	(15,022,038)	-	(15,022,038)
Realized gain	11,501	-	11,501
Net amortization of premium/discount	390,575	8,524	399,099
Net change in unrealized appreciation (depreciation)	(2,858,674)	(221,017)	(3,079,691)
Balance as of June 30, 2026	$339,137,219	$600,418	$339,737,637
Change in unrealized appreciation (depreciation) for investments still held	(2,833,421)	(221,017)	(3,054,438)

The following is a reconciliation of Level 3 Assets for the year ended December 31, 2025:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Total
Balance as of January 1, 2025	$274,935,685	$891,979	$275,827,664
Purchases (including capitalized PIK)	103,570,162	—	103,570,162
Sales and principal repayments	(66,307,724)	—	(66,307,724)
Realized gain	4,995	—	4,995
Net amortization of premium/discount	886,677	15,374	902,051
Net change in unrealized appreciation (depreciation)	(952,052)	(94,442)	(1,046,494)
Balance as of December 31, 2025	$312,137,743	$812,911	$312,950,654
Change in unrealized appreciation (depreciation) for investments still held	(884,692)	(94,442)	(979,134)

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of June 30, 2026. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment.

Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of June 30, 2026	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	318,124,659	Market Yield Analysis	Market Yield	8.1% - 17.4% (10.0%)	Decrease
1st Lien/Senior Secured Debt	18,920,438	Recent Purchase	Purchase Price	N/A	N/A
1st Lien/Senior Secured Debt	2,092,122	Market Approach	Revenue Multiple	0.7x	Increase
2nd Lien/Junior Secured Debt	600,418	Market Yield Analysis	Market Yield	34.6%	Decrease
Total Assets	$339,737,637

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

6.
Commitments and Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of June 30, 2026, the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of June 30, 2026 and December 31, 2025:

			6/30/2026		12/31/2025
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
AAH TOPCO LLC	Revolver	12/22/2027	282,352	-	282,352	-
AAH TOPCO LLC	Delayed Draw	3/31/2027	173,125	-	338,394	-
ADMIRAL BUYER INC	Revolver	12/6/2029	487,579	(2,438)	487,579	(2,438)
ADMIRAL BUYER INC	Delayed Draw	8/17/2026	64,333	-	64,333	-
ADMIRAL BUYER INC	Delayed Draw	2/8/2027	37,920	-	37,920	-
AMERCAREROYAL LLC	Delayed Draw	9/10/2026	-	-	232,088	(2,321)
AMERCAREROYAL LLC	Revolver	9/10/2030	43,049	(646)	95,455	(1,432)
AMIVIE ACQUISITION INC	Delayed Draw	5/5/2027	731,266	(3,656)	-	-
AMIVIE ACQUISITION, INC.	Revolver	9/16/2027	332,760	(1,664)	332,760	-
AMIVIE ACQUISITION, INC.	Delayed Draw	7/23/2027	-	-	72,553	-
APPVIEWX INC	Revolver	12/24/2031	99,668	(2,741)	99,668	(997)
APPVIEWX INC	Delayed Draw	3/31/2027	102,990	(1,802)	102,990	-
AZARA HEALTHCARE LLC	Revolver	5/13/2032	386,432	(5,796)	-	-
AZARA HEALTHCARE LLC	Delayed Draw	5/15/2028	1,223,702	(9,178)	-	-
AZURITE INTERMEDIATE HOLD INC	Revolver	3/19/2031	334,456	(7,525)	334,456	(1,672)
BASTILLE BUYER INC	Delayed Draw	4/30/2029	2,724,632	(20,435)	-	-
BASTILLE BUYER INC	Revolver	4/30/2032	681,158	(10,217)	-	-
BHG HOLDINGS LLC	Revolver	4/22/2032	233,437	(2,334)	233,437	(1,751)
BHG HOLDINGS LLC	Delayed Draw	4/22/2027	528,843	(1,322)	528,843	-
BONTERRA LLC	Revolver	3/5/2032	71,111	(711)	75,556	(189)
BRIDGEPOINTE TECHNOLOGIES LLC	Delayed Draw	4/17/2028	1,712,403	(8,733)	-	-
BRIDGEPOINTE TECHNOLOGIES LLC	Revolver	4/18/2033	679,669	(6,797)	-	-
BRIGHTSPOT BUYER INC	Revolver	11/16/2027	168,054	(2,941)	201,664	(3,025)
BSI2 HOLD NETTLE LLC	Revolver	6/30/2028	230,470	(1,152)	184,376	-
BUSINESSOLVER COM INC	Delayed Draw	12/3/2027	550,308	(9,630)	550,308	(1,376)
BUSINESSOLVER COM INC	Revolver	12/3/2032	245,092	(4,902)	245,092	(1,225)
BV EMS BUYER INC	Revolver	11/23/2027	118,324	-	81,348	-
CAREGIVER 2 INC	Delayed Draw	5/12/2028	72,379	-	-	-

			6/30/2026		12/31/2025
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
CONTRUENT INTERMEDIATE COMPANY	Revolver	11/14/2031	248,342	(6,829)	248,342	(3,725)
CONTRUENT INTERMEDIATE COMPANY	Delayed Draw	11/12/2027	298,010	(8,195)	372,513	-
COREWEAVE FINANCING DDTL V LLC	Delayed Draw	9/30/2026	77,381	1,531	-	-
DA BLOCKER CORP	Revolver	2/10/2032	63,235	(632)	73,529	(551)
DA BLOCKER CORP	Delayed Draw	2/10/2027	220,588	-	220,588	-
DATACOR HOLDINGS INC	Revolver	3/11/2030	227,560	(1,707)	189,634	-
DELOREAN PURCHASER INC	Revolver	12/16/2031	130,435	(1,957)	130,435	(652)
DLRDMV LLC	Delayed Draw	5/7/2027	116,138	-	116,138	-
DLRDMV LLC	Revolver	5/7/2032	116,138	-	116,138	(581)
EET BUYER INC	Revolver	11/8/2029	379,836	(6,647)	379,836	(2,849)
EINSTEIN PARENT INC	Revolver	1/22/2031	93,750	(2,578)	93,750	(2,109)
EXTERRO INC	Revolver	6/1/2027	311,967	(6,239)	311,967	-
EXTERRO INC	Delayed Draw	9/10/2026	695,880	(10,438)	695,880	-
FIRSTENROLL LLC	Revolver	9/19/2031	358,986	(7,180)	358,986	(3,590)
FOUNDATION RISK PARTNERS CORP	Revolver	10/29/2029	293,426	(734)	335,343	-
FULLSTEAM OPERATIONS LLC	Delayed Draw	8/6/2027	1,529,914	(26,773)	1,529,914	(7,650)
FULLSTEAM OPERATIONS LLC	Revolver	8/8/2031	344,231	(7,745)	509,971	(3,825)
FUSION HOLDING CORP	Revolver	9/15/2028	329,632	(24,722)	204,599	(8,695)
GREENLIGHT INTERMEDIATE II INC	Delayed Draw	7/2/2027	814,743	-	1,317,966	(6,590)
GS ACQUISITIONCO INC	Revolver	5/25/2028	22	(1)	19,489	(146)
GS ACQUISITIONCO INC	Delayed Draw	3/26/2026	-	-	25,589	-
HIREVUE INC	Delayed Draw	1/29/2027	455,087	(46,646)	-	-
HITRUST SERVICES LLC	Revolver	3/14/2031	190,476	(952)	190,476	(1,905)
HONOR HN BUYER INC	Revolver	10/15/2027	117,143	-	102,500	-
HONOR HN BUYER INC	Delayed Draw	10/15/2026	345,932	-	438,633	-
HUNTER COMMNCATONS + TECH LLC	Delayed Draw	3/31/2028	1,171,592	(5,858)	-	-
HUNTER COMMNCATONS + TECH LLC	Revolver	3/31/2032	272,463	(2,725)	-	-
HYSCALEIX DATA CENTERS HLD LLC	Revolver	1/29/2031	349,707	(4,371)	-	-
JOINK LLC	Delayed Draw	4/2/2027	197,385	(3,454)	460,564	(2,303)
JOINK LLC	Revolver	10/4/2030	-	-	87,727	(658)

			6/30/2026		12/31/2025
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
JUNIPER SQUARE INC	Delayed Draw	11/6/2028	1,484,567	-	1,621,622	-
JUNIPER SQUARE INC	Revolver	11/6/2031	540,541	(2,703)	540,541	(5,405)
JUNIPER SQUARE INC	Delayed Draw	11/8/2027	1,891,892	-	2,432,432	(12,162)
KPA PARENT HOLDINGS INC	Delayed Draw	3/15/2027	106,299	(797)	114,943	-
KPA PARENT HOLDINGS INC	Revolver	3/12/2032	80,460	(1,006)	80,460	-
LABVANTAGE SOLUTIONS INC	Revolver	11/23/2030	71,176	(178)	71,176	(534)
LAST DANCE INTERMEDIA I C LLC	Delayed Draw	1/31/2028	1,900,000	(19,000)	-	-
LAST DANCE INTERMEDIATE II LLC	Delayed Draw	6/30/2027	-	-	387,952	-
LAST DANCE INTERMEDIATE I(c), LLC	Revolver	3/31/2031	137,386	-	137,386	(343)
LEADVENTURE INC	Revolver	6/23/2032	389,535	(13,634)	328,965	-
LEADVENTURE INC	Delayed Draw	6/23/2027	422,720	(13,738)	551,017	-
LEVEL DATA LLC	Delayed Draw	3/5/2027	310,078	(6,202)	310,078	(1,550)
LEVEL DATA LLC	Revolver	3/5/2031	38,760	(969)	54,264	(543)
LIGHTSPEED BUYER INC	Delayed Draw	2/7/2028	2,519,889	(12,599)	-	-
LIGHTSPEED BUYER INC	Revolver	2/6/2032	571,175	(5,712)	-	-
LIVTECH PURCHASER INC	Revolver	11/24/2031	117,647	(2,941)	117,647	(882)
LIVTECH PURCHASER INC	Delayed Draw	11/23/2026	-	-	92,235	(692)
MAVENLINK INC	Revolver	6/1/2029	99,325	(3,228)	99,325	(2,483)
MEDIALAB SOLUTIONS LLC	Revolver	8/11/2031	-	-	352,717	(3,527)
MEDICAL MNGMNT RESRCE GRP LLC	Revolver	9/30/2026	77,389	(193)	50,471	(505)
MIST HOLDING CO	Revolver	12/23/2030	90,909	(227)	90,909	-
MIST HOLDING CO	Delayed Draw	8/12/2028	1,167,077	-	1,167,077	-
MMP INTERMEDIATE LLC	Revolver	2/15/2029	237,978	-	237,978	-
MR. GREENS INTERMEDIATE, LLC	Delayed Draw	8/2/2027	404,388	-	684,350	-
MR. GREENS INTERMEDIATE, LLC	Revolver	5/1/2031	412,195	-	247,317	-
MSP GLOBAL HOLDINGS INC	Revolver	4/9/2029	397,642	(10,935)	362,216	(5,433)
MSP GLOBAL HOLDINGS INC	Delayed Draw	4/8/2026	-	-	222,654	(3,340)
NASUNI CORPORATION	Revolver	9/10/2030	315,800	(1,579)	315,800	(3,947)
NAVIGATE360 LLC	Revolver	3/17/2028	260,083	(10,403)	260,083	(1,300)

			6/30/2026		12/31/2025
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
NC TOPCO, LLC	Revolver	9/1/2031	155,737	-	155,737	-
NC TOPCO, LLC	Delayed Draw	8/31/2026	-	-	389,342	-
NMI ACQUISITIONCO INC.	Revolver	9/6/2028	49,359	(494)	197,434	(1,481)
OPOC ACQUISITION LLC	Revolver	12/20/2030	69,930	-	69,930	(699)
OPOC ACQUISITION LLC	Delayed Draw	12/21/2026	137,762	-	153,846	(385)
PACE HEALTH COMPANIES, LLC	Delayed Draw	6/2/2027	782,633	-	782,638	-
PAMLICO AVANT HOLDINGS L P	Revolver	12/31/2032	959,457	(7,196)	863,511	(8,635)
PATRIOT ACQUIRECO LLC	Revolver	9/3/2032	540,288	(5,403)	504,269	(5,043)
PRIORITY ONDEMAND MID 2LP	Delayed Draw	7/15/2026	818,026	-	1,082,205	-
QUEST ANALYTICS LLC	Revolver	11/10/2032	1,095,826	(13,698)	1,095,826	(5,479)
QUEST ANALYTICS LLC	Delayed Draw	11/10/2027	2,739,565	(27,396)	2,739,560	(6,849)
QUIRCH FOODS HOLDINGS LLC	Delayed Draw	11/12/2027	449,715	(2,249)	449,715	(2,249)
RANGER BUYER INC	Revolver	11/18/2027	364,822	(912)	364,822	-
RAVEN ACQUISITION HOLDINGS LLC	Delayed Draw	11/19/2026	33,568	(471)	-	-
REP TEC INTERMEDIATE HLDGS INC	Revolver	5/30/2031	96,955	(727)	96,955	(242)
REVAU ADVCED UNDERWRITING INC	Delayed Draw	5/7/2027	518,266	(12,957)	597,530	(2,988)
RIDGE TRAIL US BIDCO INC	Revolver	3/30/2031	89,518	-	65,348	-
RIDGE TRAIL US BIDCO INC	Delayed Draw	3/30/2027	231,135	-	268,554	-
SAAB PURCHASER INC	Revolver	11/12/2031	403,437	(10,086)	403,437	-
SAAB PURCHASER INC	Delayed Draw	9/22/2027	2,307,692	(46,154)	2,307,692	-
SAKO AND PTNR LWR HLNGS LLC	Revolver	9/15/2028	390,778	-	289,176	-
SALISBURY HOUSE LLC	Delayed Draw	8/18/2027	1,083,907	-	1,426,194	-
SALISBURY HOUSE LLC	Revolver	8/18/2032	950,796	-	808,176	(8,082)
SANDSTONE CARE HOLDINGS LLC	Revolver	6/28/2028	460,940	-	-	-
SANDSTONE CARE HOLDINGS LLC	Delayed Draw	7/1/2026	-	-	61,182	-
SAUCE LABS INC	Revolver	8/16/2027	275,143	(8,942)	500,260	(13,757)
SECOND NATURE BRANDS, INC.	Revolver	2/6/2031	88,931	(1,334)	88,931	(667)
SERRANO PARENT LLC	Revolver	5/13/2030	411,148	(28,780)	540,984	(24,344)
SLIPSTREAM IT LLC	Revolver	8/1/2031	518,701	-	518,701	(5,187)

			6/30/2026		12/31/2025
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
SLIPSTREAM IT LLC	Delayed Draw	8/2/2027	518,701	-	518,701	(2,594)
SOAR BUYER INC	Revolver	5/20/2032	373,269	(5,599)	-	-
SOAR BUYER INC	Delayed Draw	5/19/2028	1,866,344	(13,998)	-	-
SOLADOC LLC	Revolver	6/12/2028	138,282	(3,803)	230,470	(4,609)
TAU BUYER LLC	Revolver	2/2/2032	183,034	(16,473)	250,677	(627)
TAU BUYER LLC	Delayed Draw	2/1/2027	-	-	270,572	-
TELCOR BUYER INC	Revolver	8/20/2027	-	-	113,480	-
TMA BUYER LLC	Revolver	4/30/2031	174,207	(2,613)	174,207	(1,742)
TMA BUYER LLC	Delayed Draw	4/30/2027	135,010	(675)	135,010	-
TOWERCO IV HOLDINGS LLC	Delayed Draw	9/23/2028	125,061	-	156,564	-
UFS LLC	Revolver	10/10/2031	345,152	(4,314)	258,864	(2,589)
UNGERBOECK SYS INTL LLC	Revolver	4/30/2029	17,560	(263)	17,560	-
UNLIMITED TECHNOLOGY HOLDS LLC	Revolver	3/12/2032	117,647	(2,353)	117,647	-
VECTRA AI INC	Delayed Draw	10/29/2026	353,355	(5,300)	353,355	(3,534)
VECTRA AI INC	Revolver	3/2/2028	141,342	(2,120)	141,342	(1,413)
VEHLO PURCHASER LLC	Revolver	5/24/2028	563,430	(5,634)	563,430	-
VERACROSS LLC	Revolver	12/28/2027	81,756	(818)	327,024	-
VERACROSS LLC	Delayed Draw	12/28/2027	440,833	(4,408)	585,062	-
VISIONARY BUYER LLC	Revolver	3/21/2030	430,962	(3,232)	430,962	(2,155)
VISIONARY BUYER LLC	Delayed Draw	3/31/2027	390,000	(975)	890,000	-
WALDO BUYER LLC	Delayed Draw	4/3/2028	1,411,994	(7,060)	-	-
WALDO BUYER LLC	Revolver	4/1/2033	847,196	(8,472)	-	-
WEALTH ENHANCEMENT GROUP LLC	Delayed Draw	12/30/2026	36,942	-	153,087	-
WEALTH ENHANCEMENT GROUP LLC	Delayed Draw	8/30/2027	308,696	-	308,696	-
WEALTH ENHANCEMENT GROUP, LLC	Revolver	10/2/2028	185,263	-	185,263	-
ZENDESK INC	Revolver	11/22/2028	497,725	(3,733)	497,725	-
ZENDESK INC	Delayed Draw	5/15/2026	-	-	414,722	-
Total			$61,818,218	(644,158)	$47,959,669	$(210,251)

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

The Fund had the following unfunded commitment(s) for its equity investments, including investment companies, as of June 30, 2026 and December 31, 2025:

	6/30/2026	12/31/2025
Investment	Unfunded Commitment	Unfunded Commitment
AB EQUITY INVESTORS, L.P.	$10,019	$13,118
Total	$10,019	$13,118

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

As of June 30, 2026 and December 31, 2025, the cumulative amount subject to recoupment by the Adviser under the Expense Support Agreement amounts to $6,767,576 and $6,338,120, respectively.

7.
Net Assets

Transactions in Shares

The following table summarizes the total Common Shares issued and proceeds related to the Offering:

Share Issue Date	Shares Issued	Proceeds Received
For the Six Months Ended June 30, 2026
January 2, 2026	94,010	$2,369,087
February 2, 2026	126,671	$3,184,399
March 2, 2026	56,332	$1,408,297
April 1, 2026	10,382	$256,011
May 1, 2026	4,045	$100,001
June 1, 2026	2,060	$50,929
Total	293,500	$7,368,724
For the Six Months Ended June 30, 2025
January 2, 2025	43,379	$1,100,000
February 3, 2025	55,233	$1,400,000
June 2, 2025	387,186	$9,800,000
Total	485,798	$12,300,000

Distributions

Distributions to shareholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute monthly distributions to its shareholders. The Fund’s monthly distributions, if any, will be determined by the Board. Any distributions to the Fund’s shareholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared for the Fund’s Class I shares during the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
1/22/2026	1/30/2026	2/27/2026	0.20	$1,313,869
2/20/2026	2/27/2026	3/31/2026	0.20	1,340,666
3/19/2026	3/31/2026	4/30/2026	0.20	1,353,474
4/20/2026	4/30/2026	5/29/2026	0.20	$1,316,398
5/20/2026	5/29/2026	6/30/2026	0.20	1,318,817
6/18/2026	6/30/2026	7/31/2026	0.20	1,320,857
Total				$7,964,081

The following table summarizes distributions declared for the Fund’s Class I shares during the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
1/22/2025	1/31/2025	2/28/2025	$0.23	$1,078,474
2/21/2025	2/28/2025	3/31/2025	0.23	1,102,112
3/21/2025	3/31/2025	4/30/2025	0.20	951,342
4/21/2025	4/30/2025	5/30/2025	0.23	1,100,796
5/20/2025	5/30/2025	6/30/2025	0.20	956,529
6/20/2025	6/30/2025	7/31/2025	0.20	1,013,316
Total				$6,202,569

Distribution Reinvestment Plan

On May 30, 2024, the Fund adopted a distribution reinvestment plan. See Note 2 “Summary of Significant Accounting Policies–Distributions.”

The following table summarizes the total shares reinvested for the Fund’s Class I shares during the six months ended June 30, 2026:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
December 18, 2025	December 31, 2025	January 1, 2026	6,839	172,327
January 22, 2026	January 30, 2026	February 1, 2026	7,312	183,807
February 20, 2026	February 27, 2026	March 1, 2026	7,709	192,734
March 19, 2026	March 31, 2026	April 1, 2026	8,012	197,564
April 20, 2026	April 30, 2026	May 1, 2026	8,053	199,105
May 20, 2026	May 29, 2026	June 1, 2026	8,140	201,224
June 18, 2026	June 30, 2026	July 1, 2026	—	—
Total			46,065	1,146,761

The following table summarizes the total shares reinvested for the Fund’s Class I shares during the six months ended June 30, 2025:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
January 22, 2025	January 31, 2025	February 1, 2025	1,873	47,478
February 21, 2025	February 28, 2025	March 1, 2025	2,425	61,330
March 21, 2025	March 31, 2025	April 1, 2025	2,107	53,407
April 21, 2025	April 30, 2025	May 1, 2025	2,461	62,261
May 20, 2025	May 30, 2025	June 1, 2025	2,156	54,573
June 20, 2025	June 30, 2025	July 1, 2025	—	—
Total			11,022	279,049

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

During the three months ended June 30, 2026, the Fund recognized redemption fees of $100,501 in connection with shareholder repurchases conducted under its monthly tender offer program. Such fees, which are generally equal to 2% of the redemption proceeds for shares redeemed prior to satisfying the applicable holding period, were calculated based on the Fund's net asset value as of March 31, 2026. The redemption price and corresponding fee were determined using the previous quarter end valuation date. Redemption fees are retained by the Fund for the benefit of remaining shareholders. No redemption fees were recognized during the three months ended June 30, 2025.

The following table summarizes share repurchases completed during the six months ended June 30, 2026:

Six Months Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration(1)	Early Repurchase Deduction	Net Consideration Paid	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
June 30	4/29/2026	323,424	203,776	$5,025,025	$(100,501)	$4,924,524	63%	$24.66
			203,776	$5,025,025	$(100,501)	$4,924,524

(1) Amounts not inclusive of Early Repurchase Deduction.

8.
Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per Share for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Net increase (decrease) in net assets from operations	$3,473,951	$2,547,519	$3,843,751	$5,637,489
Weighted average common shares outstanding	6,593,460	4,830,243	6,636,112	4,753,981
Earnings per common share-basic and diluted	$0.53	$0.53	$0.58	$1.19

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

10. Financial Highlights

Below is the schedule of financial highlights of the Fund for Class I shares for the six months ended June 30, 2026 and 2025:

Per Share Data: (1)	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Net asset value, beginning of period	$25.20	$25.36
Net investment income (loss)	1.09	1.30
Net realized and unrealized gains (losses) on investments	(0.49)	(0.11)
Net increase (decrease) in net assets resulting from operations	$0.60	1.19
Distributions to shareholders	(1.20)	(1.31)
Net asset value, end of period	$24.60	$25.24
Shares outstanding, end of period	6,604,287	5,092,041
Total return at net asset value before incentive fees(2)(3)	3.01%	5.29%
Total return at net asset value after incentive fees(2)(3)	2.44%	4.80%
Ratio/Supplemental Data:
Net assets, end of period	$162,478,878	$128,540,045
Ratio of total expenses to weighted average net assets(4)	12.08%	15.75%
Ratio of net expenses to weighted average net assets(4)	11.22%	13.48%
Ratio of net investment income (loss) before waivers to weighted average net assets (4)	8.61%	8.76%
Ratio of net investment income (loss) after waivers to weighted average net assets(4)	9.47%	11.02%
Ratio of interest and credit facility expenses to weighted average net assets(4)	8.48%	10.82%
Ratio of incentive fees to weighted average net assets(3)	0.57%	0.49%
Portfolio turnover rate(3)	9.34%	9.92%
Asset coverage ratio(5)	175%	188%

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
11.
Subsequent Events

Subsequent events after the consolidated statements of assets and liabilities date have been evaluated through the date the consolidated financial statements were issued. The Fund has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements.

61

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
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, China, the Middle East, Latin America and the war between Russia and Ukraine;
•
the loss of key personnel and the ability of the Adviser and AB High Yield to attract and retain highly talented professionals;
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

Overview

The Fund is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on June 8, 2023, the Fund is externally managed by AB Private Credit Investors LLC (the “Adviser” or “AB-PCI”), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”). We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code.

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

Recent Developments

See “Item 1. Financial Statements—Notes to Financial Statement—Note 10. Subsequent Events” for a summary of recent developments.

Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	For the Three Months Ended June 30, 2026		For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2026		For the Six Months Ended June 30, 2025
Investments in Portfolio Companies	(27,661,641)	(1)	$(11,699,269)	(2)	(64,610,223)	(3)	$(21,526,905)	(4)
Draw Downs against Revolvers and Delayed Draw Term Loan	(6,582,871)		(3,941,513)		(9,740,780)		(6,056,658)
Principal Repayments	10,383,580	(5)	13,391,794	(6)	15,689,388	(7)	37,825,202	(8)
Sales	17,290,917		—		18,123,303		—
Net Repayments (Investments)	$(6,570,015)		$(2,248,988)		$(40,538,312)		$10,241,639

(1)
Includes investments in 27 portfolio companies.
(2)
Includes investments in 11 portfolio companies.
(3)
Includes investments in 88 portfolio companies.
(4)
Includes investments in 29 portfolio companies.
(5)
Includes $770,011 in revolver and delayed draw term paydowns.
(6)
Includes $81,760 in revolver and delayed draw term paydowns.
(7)
Includes $2,267,577 in revolver and delayed draw term paydowns.
(8)
Includes $735,319 in revolver and delayed draw term paydowns.

The following table shows the composition of the investment portfolio and associated yield data as of June 30, 2026:

	As of June 30, 2026
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$376,456,536	96.95%	$372,640,756	96.96%	9.32%
Second Lien Junior Secured Debt	935,272	0.24%	600,418	0.16%	38.51%
Investment Companies	2,601,497	0.67%	2,786,209	0.72%
Cash equivalents	8,294,884	2.14%	8,294,884	2.16%
Total	$388,288,189	100.00%	$384,322,267	100.00%

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

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026	As of December 31, 2025
Number of portfolio companies	169	132
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	—%	—%

(1)
Measured on a fair value basis and excludes equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of June 30, 2026:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Performing	$374,881,025	99.33%	$371,149,052	99.44%
Non-accrual	$2,510,783	0.67%	$2,092,122	0.56%
Total	$377,391,808	100.00%	$373,241,174	100.00%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2025:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Performing	$337,050,659	100.00%	$336,531,281	100.00%
Non-accrual	$—	—%	$—	—%
Total	$337,050,659	100.00%	$336,531,281	100.00%

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2026, the Fund had six investments, with one portfolio company, that were on non-accrual status. As of June 30, 2025, the Fund did not have any non-accrual investments.

The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, by GICS, at amortized cost and fair value as of June 30, 2026 (with corresponding percentage of total portfolio investments):

	As of June 30, 2026
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Aerospace & Defense	988,089	0.26%	970,326	0.26%
Automobile Components	5,130,363	1.35%	5,012,042	1.33%
Automobiles	7,936,609	2.09%	7,911,928	2.10%
Banks	8,591,467	2.26%	8,477,358	2.25%
Capital Markets	1,605,867	0.42%	1,622,423	0.43%
Chemicals	8,547,573	2.25%	8,502,328	2.26%
Commercial Services & Supplies	13,914,973	3.66%	13,919,839	3.70%
Construction & Engineering	7,305,906	1.92%	7,178,772	1.91%
Containers & Packaging	1,000,784	0.26%	981,130	0.26%
Distributors	498,750	0.13%	498,850	0.13%
Diversified Consumer Services	21,021,869	5.53%	20,930,402	5.57%
Diversified Telecommunication Services	42,808,144	11.26%	42,859,083	11.39%
Electric Utilities	287,408	0.08%	288,359	0.08%
Electrical Equipment	1,016,685	0.27%	1,046,473	0.28%
Energy Equipment & Services	1,293,691	0.34%	1,300,323	0.35%
Financial Services	29,581,538	7.78%	29,618,001	7.88%
Food Products	7,087,290	1.87%	7,088,729	1.89%
Health Care Equipment & Supplies	3,144,324	0.83%	3,115,774	0.83%
Health Care Providers & Services	37,942,296	9.98%	37,631,961	10.01%
Health Care Technology	28,857,507	7.59%	28,403,976	7.55%
Hotels, Restaurants & Leisure	9,899,500	2.61%	9,900,459	2.63%
Insurance	21,109,454	5.56%	20,970,249	5.58%
Interactive Media and Services	995,197	0.26%	990,830	0.26%
Investment Companies	2,601,497	0.68%	2,786,209	0.74%
IT Services	4,559,504	1.20%	4,539,559	1.21%
Leisure Products	1,445,467	0.38%	1,429,694	0.38%
Machinery	139,539	0.04%	140,473	0.04%
Media	3,478,376	0.92%	3,444,589	0.92%
Metals & Mining	415,800	0.11%	421,840	0.11%
Pharmaceuticals	898,391	0.24%	910,232	0.24%
Professional Services	25,300,876	6.66%	24,456,597	6.50%
Real Estate Management & Development	8,009,333	2.11%	8,013,652	2.13%
Software	58,936,031	15.50%	57,364,660	15.26%
Technology Hardware, Storage & Peripherals	13,585,218	3.58%	13,242,367	3.52%
Wireless Telecommunication Services	57,989	0.02%	57,896	0.02%
	$379,993,305	100.00%	$376,027,383	100.00%

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

Results of Operations

The following is a summary of the Fund’s operating results for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Total investment income	$8,729,451	$7,118,177	$16,894,473	$14,496,908
Total expenses	5,159,934	4,491,451	10,264,907	9,805,764
Less: expenses reimbursed by the Adviser	(186,018)	(538,876)	(706,665)	(1,554,031)
Income tax expense, including excise tax	27,313	75,220	71,888	75,220
Net investment income after tax	3,728,222	3,090,382	7,264,343	6,169,955
Net realized and change in unrealized gains (losses) on investment transactions:	274,416	—	294,476	—
Net realized gain (loss) from:
Net realized and change in unrealized appreciation and depreciation on investments	(528,687)	(542,863)	(3,715,068)	(532,466)
Net increase in net assets resulting from operations	$3,473,951	$2,547,519	$3,843,751	$5,637,489

Investment Income

For the three and six months ended June 30, 2026, the Fund’s investment income was comprised of $8,612,772 and $16,658,926 of interest income, which included $216,466 and $423,569 from the net amortization of premium and accretion of discounts, $77,046 and $168,057 of payment-in-kind interest, and $39,633 and $67,490 of dividend income, respectively. For the three and six months ended June 30, 2025, the Fund’s investment income was comprised of $7,006,888 and $ 14,274,108 of interest income, respectively.

Operating Expenses

The following is a summary of the Fund’s operating expenses for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Interest and borrowing expenses	$3,561,198	$3,054,805	$6,920,503	$6,400,324
Offering fee expense	—	133,610	—	534,442
Income-based incentive fee	$524,910	354,808	$936,204	649,909
Other expenses	$108,800	172,960	$203,928	299,924
Management fees	$506,638	381,133	$1,022,648	746,266
Professional fees	$326,589	325,136	$941,403	976,872
Directors' Fees	$44,016	51,312	$88,033	102,625
Trustees’ fees	$15,157	9,895	$25,657	20,277
Capital gain incentive fee	—	(67,859)	—	(66,559)
Administration and custodian fees	$64,583	69,849	$110,220	129,919
Transfer agent fees	$8,043	5,802	$16,311	11,765
Total expenses	5,159,934	4,491,451	10,264,907	9,805,764
Income tax expense, including excise tax	27,313	75,220	71,888	75,220
Total expenses	$5,187,247	$4,566,671	$10,336,795	$9,880,984

Total operating expenses for the three and six months ended June 30, 2026, increased by approximately $532,068 and $322,728, respectively, compared to the three and six months ended June 30, 2025. The increase is attributable primarily to lower offering fee expenses, offset by higher management fees and income-based incentive fees.

Interest and Borrowing Expenses

Interest and borrowing expenses include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Credit Facilities. Interest and borrowing expenses for the three and six months ended June 30, 2026 were $3,561,198 and $6,920,503, respectively. Interest and borrowing expenses for the three and six months ended June 30, 2025 were $3,054,805 and $6,400,324, respectively. The weighted average interest rate for the three and six months ended June 30, 2026 were 5.64% and 5.70%, respectively.

Management Fee

The gross management fee expenses for the three and six months ended June 30, 2026 were $506,638 and $1,022,648, respectively and for the three and six months ended June 30, 2025 were $381,133 and $746,266, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and six months ended June 30, 2026, the Fund had $528,687 and $3,715,068, respectively in net change in unrealized depreciation on $376,027,383 , of investments in 169 portfolio companies. Net change in unrealized depreciation for the period for the three and six months ended June 30, 2026, resulted from a decrease in fair value, primarily due to negative valuation adjustments on level 3 securities.

For the three and six months ended June 30, 2025, the Fund had $542,863 and $532,466, respectively in net change in unrealized depreciation on $269,156,378, of investments in 94 portfolio companies. Net change in unrealized depreciation for the three and six months ended June 30, 2025, resulted from an increase in fair value, primarily due to positive valuation adjustments on level 3 securities.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three and six months ended June 30, 2026, the net increase in net assets resulting from operations was $3,473,951 and $3,843,751, respectively. Based on the weighted average Common Shares outstanding for the three and six months ended June 30, 2026, the Fund’s per share net increase (decrease) in net assets resulting from operations was $0.53 and $0.58, respectively.

For the three and six months ended June 30, 2025, the net increase in net assets resulting from operations was $2,547,519 and $5,637,489, respectively. Based on the weighted average Common Shares outstanding for the three and six months ended June 30, 2025, the Fund’s per share net increase in net assets resulting from operations was $0.53 and $1.19, respectively.

Cash Flows

For the six months ended June 30, 2026, cash increased by $1,937,998. During the same period, the Fund used $28,000,162 in operating activities, primarily as a result of purchases of investments. During the six months ended June 30, 2026, the Fund generated $29,938,160 from financing activities, primarily from borrowings on Notes, and issuance of Shares.

For the six months ended June 30, 2025, cash decreased by $4,749,925. During the same period, cash used in operating activities was $15,036,748, primarily as a result of net purchases of investments. The Fund used $19,786,673 from financing activities, primarily from distributions paid, repayments of credit facilities and financing costs paid, offset by the issuance of Common Shares.

Hedging

The Fund may enter into interest rate, foreign exchange, and/or other derivative arrangements to hedge against interest rate, currency, and/or other credit related risks through the use of futures, options and forward contracts. These hedging activities will be subject to the applicable legal and regulatory compliance requirements; however, there can be no assurance any hedging strategy employed will be successful. The Fund may also seek to borrow capital in local currency as a means to hedging non-U.S. dollar denominated investments. For the six months ended June 30, 2026 and 2025, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2026, and December 31, 2025 the Fund had $9,387,115 and $7,449,117 in cash and cash equivalents, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund intends to sell its shares on a continuous monthly basis at a per share price equal to the then-current NAV per share.

The Fund’s primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying AB-PCI (in its capacity as the Adviser and the Administrator) or AB High Yield), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Common Shares.

Cash and cash equivalents as of June 30, 2026, taken together with the Fund’s $127,750,000 undrawn amount on its Credit Facilities, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

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

As of June 30, 2026, the Fund has unfunded commitments to fund future investments in the amount of $61,818,218 and contractual obligations in the form of Credit Facilities of $217,250,000.

Equity Activity

The Fund can offer up to $1,000,000,000 of Common Shares in the Offering on a “best efforts” basis through Alliance Bernstein Investments, Inc., the Managing Dealer, a registered broker-dealer.

During the six months ended June 30, 2026, the Fund issued 293,500 Class I Shares for total proceeds of approximately $7,368,724.

Distributions and Distribution Reinvestment

The following table summarizes our distributions declared and payable per class of Common Shares for the three and six months ended June 30, 2026. The Fund declared $7,964,081 during the six months ended June 30, 2025.

Declaration Year	Class S Shares	Class D Shares	Class I shares
2026	—	—	$7,964,081

Reinvestment	Amount	Shares
2026	$1,146,761	46,065

With respect to distributions, the Fund has adopted an “opt out” distribution reinvestment plan for shareholders (other than shareholders residing in certain states that require an “opt in” plan). As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the distribution reinvestment plan will have their dividends or distributions automatically reinvested in additional shares (net of any applicable withholding tax) rather than receiving cash distributions. Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions. Shareholders located in Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington, as well as those who are clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan, will automatically receive their distributions in cash unless they elect to participate in our distribution reinvestment plan and have their cash distributions reinvested in additional Common Shares.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the six months ended June 30, 2026:

	Six Months Ended June, 2026		Year Ended December 31, 2025
	Amount	Percentage	Amount	Percentage
Source of Distributions
Cash flows used in operating activities	$3,843,751	100%	$12,085,915	100%
Net gains from investment realizations	—	—%	—	—%
Indebtedness	—	—%	—	—%
Total sources of distributions	$3,843,751	100%	$12,085,915	100%

Year-to-date cash flows from operating activities	$3,843,751	0%	$12,085,915	100%

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

During the three months ended June 30, 2026, the Fund recognized redemption fees of $100,501 in connection with shareholder repurchases conducted under its monthly tender offer program. Such fees, which are generally equal to 2% of the redemption proceeds for shares redeemed prior to satisfying the applicable holding period, were calculated based on the Fund's net asset value as of March 31, 2026. Although the related tender offer expired and was settled during April 2026, the redemption price and corresponding redemption fees were determined using the March 31, 2026 valuation date. Redemption fees are retained by the Fund for the benefit of remaining shareholders and are recorded as an increase to net assets. No redemption fees were recognized during the three months ended June 30, 2025.

The following table summarizes share repurchases completed during the six months ended June 30, 2026:

Six Months Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration (1)	Early Repurchase Deduction	Net Consideration Paid	No. of Shares Repurchased/ Total Offer	Price Paid Per Share
June 30	4/29/2026	323,424	203,776	$5,025,025	$(100,501)	$4,924,524	63%	$24.66
			203,776	$5,025,025	$(100,501)	$4,924,524

(1) Amounts not inclusive of Early Repurchase Deduction.

For the six months ended June 30, 2025, there were no shares tendered.

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

The Scotia Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Fund and certain subsidiaries that have been or will be formed or acquired by the Fund (collectively, the “Guarantors”), subject to certain exceptions, and includes a $30,000,000 sublimit for swing line loans, and is expected to be guaranteed by certain of the Fund’s domestic subsidiaries in existence as of the Scotia Credit Facility First Amendment Date. Proceeds of the Scotia Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

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

As of June 30, 2026, and December 31, 2025, the Fund had an aggregate principal amount of $217,250,000 and $181,500,000, respectively, of borrowings under the Credit Facilities and had an asset coverage ratio of 175% and 190%, respectively.

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

The availability of observable inputs can vary depending on the financial instrument and is affected by a variety of factors. To the extent the valuation is based on models or inputs that are less observable, the determination of fair value requires more judgment. Our valuation methodology is approved by the Board, and the Board is responsible for the fair values determined. As markets change, new types of investments are made, or pricing for certain investments becomes more or less observable, management, with oversight from the Board, may refine our valuation methodologies to best reflect the fair value of our investments appropriately. As of June 30, 2026, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 231% of our net assets, as compared to 208% of our net assets as of December 31, 2025.

See Note 2 “Summary of Significant Accounting Policies” and Note 5 “Fair Value Measurement” in the notes to the consolidated financial statements included in our most recent Annual Report on Form 10-K filed with the SEC and Note 2 “Summary of Significant Accounting Policies” and Note 5 “Fair Value Measurement” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our valuation process.

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

Interest income includes cash interest, payment-in-kind interest and fees earned in connection with the Company's investment activities, including agency, amendment, structuring and prepayment fees.

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

In connection with moderating inflation and changes in central bank policy, interest rates have declined from prior elevated levels and may continue to fall. Because the Fund’s investments are predominantly floating rate, changes in interest rates are expected to be reflected in interest income over time as reference rates reset. In a declining interest rate environment, we expect asset yields and interest income to decrease, all else equal. Notably, the Fund’s portfolio financing is typically floating rate; therefore, we expect the Fund’s cost of financing also to decline as interest rates fall. Differences in the timing of rate resets on the Fund’s assets and its borrowings may result in temporary increases or decreases in net investment income. Also, contractual interest rate floors on assets may support asset yields in particularly low rate environments.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2026, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 300 basis points	$(9,930,375)	(6,517,500)	(3,412,875)
Down 200 basis points	$(6,919,334)	(4,345,000)	(2,574,334)
Down 100 basis points	$(3,462,476)	(2,172,500)	(1,289,976)
Down 25 basis points	$(865,619)	(543,125)	(322,494)
Up 100 basis points	$3,462,476	2,172,500	1,289,976
Up 200 basis points	$6,924,951	4,345,000	2,579,951
Up 300 basis points	$10,387,427	6,517,500	3,869,927

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I., Item 1A. Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in the Fund’s Annual Report on Form 10-K are not the only risks the Fund faces. Additional risks and uncertainties that are not currently known to the Fund or that the Fund currently deems to be immaterial also may materially adversely affect the Fund’s business, financial condition and/or operating results. During the six months ended June 30, 2026, there have been no material changes from the risk factors set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

For the fiscal quarter ended June 30, 2026, none of the Fund’s trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

4.1

Amended and Restated Distribution Reinvestment Plan, effective as of May 7, 2026 (incorporated by reference to Exhibit 4.1 to the Fund’s Current Report on Form 8-K (File No. 814-01744) filed on May 8, 2026).

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

AB PRIVATE LENDING FUND

Date: August 14, 2026	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer
(Principal Financial and Accounting Officer)