Form 10-Q
period 2026-09-30
AB Private Lending Fund
filed 2026-11-13
CIK 1982701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01744

AB Private Lending Fund

(Exact name of registrant as specified in its charter)

Delaware	93-6555027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of Registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of November 1, 2026, was 6,626,722.200, 0, and 0 of Class I, Class S and Class D common shares, respectively.

AB PRIVATE LENDING FUND

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

Item 1. Consolidated Financial Statements

AB Private Lending Fund

Consolidated Statements of Assets and Liabilities

	As of September 30, 2026 (unaudited)	As of December 31, 2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $380,148,496 and $339,543,734, respectively)	$377,211,831	$339,286,700
Total investments, at fair value (amortized cost of $380,148,496 and $339,543,734, respectively)	377,211,831	339,286,700
Cash and cash equivalents	11,217,525	7,449,117
Deferred financing cost	1,087,059	898,887
Interest receivable	1,287,147	1,463,198
Due from Feeder	—	21,248
Prepaid expenses	120,740	—
Receivable for investments sold	59,652	449
Receivable from Adviser	—	1,707,910
Total assets	$390,983,954	$350,827,509
Liabilities
Term loan payable (net of debt issuance costs of $698,823 and $577,856, respectively)	$134,301,177	$134,422,144
Credit facility payable	83,750,000	46,500,000
Income distribution payable	1,336,270	1,293,700
Interest and borrowing expenses payable	2,128,608	1,322,949
Professional fees payable	589,810	249,197
Management fees payable	1,022,047	2,650,101
Incentive fee payable	541,008	483,747
Due to Feeder	79,174	-
Accrued expenses and other liabilities	34,177	30,005
Administrator and custodian fees payable	293,831	363,794
Payable for investments purchased	1,375,559	495,938
Transfer agent fees payable	8,219	7,687
Trustees’ fees payable	4,027	—
Payable to Adviser	121,914	—
Total liabilities	$225,585,821	$187,819,262
Commitments and contingencies (see Note 6)
Net Assets
Common Shares, par value $0.01 per share (unlimited shares authorized, 6,681,353 and 6,468,498 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	66,814	64,685
Paid-in capital in excess of par value	167,194,334	161,708,723
Distributable earnings (accumulated loss)	(1,863,533)	1,234,839
Total net assets of AB Private Lending Fund	$165,397,615	$163,008,247
Non-Controlling Interest in ABLEND Equity Holdings, LLC	$518	—
Total net assets	$165,398,133	$163,008,247
Total liabilities and net assets	$390,983,954	$350,827,509
Net asset value per share of AB Private Lending Fund	$24.76	$25.20

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Investment Income
From non-controlled/non-affiliated investments:
Interest income, net of amortization/accretion	$8,719,245	$7,396,616	$25,378,171	$21,670,724
Payment-in-kind interest	223,920	76,334	391,977	187,547
Dividend income	18,309	40,096	85,799	151,683
Total investment income	8,961,474	7,513,046	25,855,947	22,009,954
Expenses:
Interest and borrowing expenses	3,524,848	3,027,681	10,445,351	9,428,005
Offering costs	—	—	—	534,442
Income-based incentive fee	541,008	397,112	1,477,212	1,047,021
Other expenses	137,478	108,418	341,406	408,342
Management fees	515,409	450,381	1,538,057	1,196,647
Professional fees	275,281	626,365	1,216,684	1,603,237
Directors’ fees	44,017	44,017	132,050	146,642
Trustees’ fees	18,750	10,281	44,407	30,558
Capital gains incentive fee	—	43,024	—	(23,535)
Administration and custodian fees	104,664	36,287	214,884	166,206
Transfer agent fees	8,219	6,659	24,530	18,424
Total expenses	5,169,674	4,750,225	15,434,581	14,555,989
Less: expenses reimbursed by the Adviser	(175,886)	(497,786)	(882,551)	(2,051,817)
Net expenses	4,993,788	4,252,439	14,552,030	12,504,172
Net investment income before taxes	3,967,686	3,260,607	11,303,917	9,505,782
Income tax expense, including excise tax	-	26,064	71,888	101,284
Net investment income	3,967,686	3,234,543	11,232,029	9,404,498
Net realized and change in unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	13,232	53,470	307,708	53,470
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	1,035,437	290,715	(2,679,631)	(241,751)
Net realized and change in unrealized gains (losses) on investment transactions	1,048,669	344,185	(2,371,923)	(188,281)
Net increase in net assets resulting from operations	5,016,355	3,578,728	8,860,106	9,216,217
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABLEND Equity Holdings, LLC	(359)	—	(359)	—
Net increase (decrease) in net assets resulting from operations related to AB Private Lending Fund	$5,016,714	$3,578,728	$8,860,465	$9,216,217
Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted):	$0.60	$0.57	$1.69	$1.86
Earnings per share (basic and diluted):	0.75	0.63	1.33	1.82
Weighted average shares outstanding:	6,657,672	5,664,936	6,643,378	5,060,969

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest ABLEND Equity Holdings, LLC	Total Net Assets
Net assets at June 30, 2026	6,604,287	$66,043	$165,298,326	$(2,885,491)	$—	$162,478,878
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	3,968,045	(359)	3,967,686
Net realized gain (loss) on investments	—	—	—	13,232	—	13,232
Net change in unrealized appreciation (depreciation) on investments	—	—	—	1,035,437	—	1,035,437
Capital Transactions:
Issuance of Common Shares	51,890	519	1,276,497	—	—	1,277,016
Contribution of non-controlling interest into ABLEND Equity Holdings, LLC	—	—	—	—	877	877
Issuance of Common Shares pursuant to distribution reinvestment plan	25,176	252	619,511	—	—	619,763
Redemption of Common Shares, net of early repurchase deduction	—	—	—	—	—	—
Distributions to shareholders	—	—	—	(3,994,756)	—	(3,994,756)
Total increase (decrease) for the three months ended September 30, 2026	77,066	771	1,896,008	1,021,958	518	2,919,255
Net assets at September 30, 2026	6,681,353	$66,814	$167,194,334	$(1,863,533)	$518	$165,398,133
Distributions declared per share	—	—	—	$0.60	—	$0.60

Net assets at December 31, 2025	6,468,498	$64,685	$161,708,723	$1,234,839	$—	$163,008,247
Increase (decrease) in net assets resulting from operations:						-
Net investment income	—	—	—	11,232,388	(359)	11,232,029
Net realized gain (loss) on investments	—	—	—	307,708	—	307,708
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,679,631)	—	(2,679,631)
Capital Transactions:
Issuance of Common Shares	345,390	3,454	8,642,286	—	—	8,645,740
Contribution of non-controlling interest into ABLEND Equity Holdings, LLC	—	—	—	—	877	877
Issuance of Common Shares pursuant to distribution reinvestment plan	71,241	713	1,765,811	—	—	1,766,524
Redemption of Common Shares, net of early repurchase deduction	(203,776)	(2,038)	(4,922,486)	—	—	(4,924,524)
Distributions to shareholders	—	—	—	(11,958,837)	—	(11,958,837)
Total increase (decrease) for the nine months ended September 30, 2026	212,855	2,129	5,485,611	(3,098,372)	518	2,389,886
Net assets at September 30, 2026	6,681,353	$66,814	$167,194,334	$(1,863,533)	$518	$165,398,133
Distributions declared per share	—	—	—	$1.80	—	$1.80

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Non-Controlling Interest ABLEND Equity Holdings, LLC	Total Net Assets
Net assets at June 30, 2025	5,092,041	$50,921	$126,413,518	$2,075,606	$—	$128,540,045
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	3,234,543	—	3,234,543
Net realized gain (loss) on investments	—	—	—	53,470	—	53,470
Net change in unrealized appreciation (depreciation) on investments	—	—	—	290,715	—	290,715
Capital Transactions:
Issuance of Common Shares	826,644	8,267	20,851,995	—	—	20,860,262
Issuance of Common Shares pursuant to distribution reinvestment plan	6,938	69	174,992	—	—	175,061
Redemption of Common Shares	—	—	—	—	—	—
Distributions to shareholders	—	—	—	(3,211,844)	—	(3,211,844)
Total increase (decrease) for the three months ended September 30, 2025	833,582	8,336	21,026,987	366,884	—	21,402,207
Net assets at September 30, 2025	5,925,623	$59,257	$147,440,505	$2,442,490	$—	$149,942,252
Distributions declared per share	—	—	—	$0.56	—	$0.56

Net assets at December 31, 2024	4,595,221	$45,953	$113,839,437	$2,640,686	$—	$116,526,076
Increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	9,404,498	—	9,404,498
Net realized gain (loss) on investments	—	—	—	53,470	—	53,470
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(241,751)	—	(241,751)
Capital Transactions:
Issuance of Common Shares	1,312,442	13,124	33,147,138	—	—	33,160,262
Issuance of Common Shares pursuant to distribution reinvestment plan	17,960	180	453,930	—	—	454,110
Redemption of Common Shares	—	—	—	—	—	—
Distributions to shareholders	—	—	—	(9,414,413)	—	(9,414,413)
Total increase (decrease) for the nine months ended September 30, 2025	1,330,402	13,304	33,601,068	(198,196)	—	33,416,176
Net assets at September 30, 2025	5,925,623	$59,257	$147,440,505	$2,442,490	$—	$149,942,252
Distributions declared per share	—	—	—	$1.87	—	$1.87

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$8,860,106	$9,216,217
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(90,714,044)	(82,121,811)
Proceeds from sales of investments and principal repayments	51,555,098	55,117,414
Payment-in-kind investments	(382,829)	(187,547)
Net realized (gain) loss on investments	(307,708)	(53,470)
Net change in unrealized (appreciation) depreciation on investments	2,679,631	241,751
Amortization of premium and accretion of discount, net	(755,279)	(698,695)
Amortization of debt issuance and deferred financing costs	1,216,738	1,111,641
Amortization of deferred offering costs	—	534,442
Increase or decrease in operating assets and liabilities:
(Increase) decrease in interest receivable	176,051	(357,259)
(Increase) decrease in due from feeder	21,248	(21,248)
(Increase) decrease in receivable for investments sold	(59,203)	(5,486,352)
(Increase) decrease in prepaid expenses	(120,740)	61,458
(Increase) decrease in receivable from Adviser	1,707,910	(715,183)
Increase (decrease) in interest and borrowing expenses payable	805,659	(274,350)
Increase (decrease) in payable to Adviser	121,914	(148,778)
Increase (decrease) in incentive fee payable	57,261	(245,560)
Increase (decrease) in due to feeder	79,174	—
Increase (decrease) in management fees payable	(1,628,054)	1,196,647
Increase (decrease) in professional fees payable	340,613	67,300
Increase (decrease) in directors’ fees payable	—	1,500
Increase (decrease) in trustees’ fees payable	4,027	(51,314)
Increase (decrease) in accrued expenses and other liabilities	4,172	92,941
Increase (decrease) in administrator and custodian fees payable	(69,963)	166,206
Increase (decrease) in transfer agent fees payable	532	(7,801)
Increase (decrease) payable for investments purchased	879,621	1,635,584
Net cash provided by (used for) operating activities	(25,528,065)	(20,926,267)
Cash flows from financing activities
Issuance of Common Shares	8,645,740	33,160,262
Contribution of Non-Controlling Interest into ABLEND Equity Holdings, LLC	877	—
Distributions paid	(10,149,743)	(7,843,916)
Redemption of Common Shares, net of early repurchase deduction	(4,924,524)	—
Financing costs paid	(1,525,877)	(698,904)
Borrowings on Credit Facilities	103,750,000	51,500,000
Repayments of Credit Facilities	(66,500,000)	(69,750,000)
Proceeds on term loans	—	10,000,000
Net cash provided by (used for) financing activities	29,296,473	16,367,442
Net increase (decrease) in cash	3,768,408	(4,558,825)
Cash and cash equivalents, beginning of period	7,449,117	11,736,791
Cash and cash equivalents, end of period	$11,217,525	$7,177,966
Supplemental and non-cash financing activities
Cash paid during the period for interest	$8,454,975	$8,664,304
Issuance of Common Shares pursuant to distribution reinvestment plan	$1,766,524	$454,110

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Investments at Fair Value — 228.06%								(1)(2)(3)(4) (11)(14)
US Corporate Debt — 223.98%
1st Lien/Senior Secured Debt — 223.51%
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw	9.00% (S + 5.00%; 0.75% Floor)	12/22/2027	366,928	363,754	366,928	(5)
AAH Topco, LLC	Health Care Providers & Services	Term Loan	9.25% (S + 5.25%; 0.75% Floor)	12/22/2027	2,536,740	2,517,382	2,536,740
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw	9.25% (S + 5.25%; 0.75% Floor)	12/22/2027	2,823,445	2,801,898	2,823,445
AAH Topco, LLC	Health Care Providers & Services	Revolver	— (S + 5.25%; 0.75% Floor)	12/22/2027	—	(1,921)	—	(5)(6)
Admiral Buyer, Inc.	Financial Services	Delayed Draw	8.88% (S + 5.00%; 0.75% Floor)	12/6/2029	51,612	51,445	51,354
Admiral Buyer, Inc.	Financial Services	Term Loan	9.07% (S + 5.00%; 0.75% Floor)	12/6/2029	199,530	198,122	198,532
Admiral Buyer, Inc.	Financial Services	Delayed Draw	— (S + 5.00%; 0.75% Floor)	12/6/2029	—	(126)	-	(5)(6)
Admiral Buyer, Inc.	Financial Services	Term Loan	9.07% (S + 5.00%; 0.75% Floor)	12/6/2029	3,924,772	3,893,719	3,905,148
Admiral Buyer, Inc.	Financial Services	Delayed Draw	8.86% (S + 5.00%; 0.75% Floor)	12/6/2029	197,901	196,150	196,912
Admiral Buyer, Inc.	Financial Services	Revolver	— (S + 5.00%; 0.75% Floor)	12/6/2029	—	(3,448)	(2,438)	(5)(6)
Ahead DB Holdings, LLC	IT Services	Term Loan	6.82% (S + 2.75%; 0.75% Floor)	2/1/2031	988,907	986,791	984,991	(9)
Alera Group, Inc.	Insurance	Term Loan	6.65% (S + 2.75%; 0.50% Floor)	5/30/2032	496,250	491,684	482,965	(9)
Alliant Holdings, L.P.	Insurance	Term Loan	6.40% (S + 2.50%)	9/19/2031	992,462	985,712	985,118	(9)
AmercareRoyal, LLC	Commercial Services & Supplies	Term Loan	9.07% (S + 5.00%; 1.00% Floor)	9/10/2030	993,018	985,707	985,570
AmercareRoyal, LLC	Commercial Services & Supplies	Revolver	8.74% (S + 5.00%; 1.00% Floor)	9/10/2030	60,088	55,604	57,610	(5)
AmercareRoyal, LLC	Commercial Services & Supplies	Delayed Draw	9.07% (S + 5.00%; 1.00% Floor)	9/10/2030	231,508	229,857	229,771
AmercareRoyal, LLC	Commercial Services & Supplies	Delayed Draw	9.07% (S + 5.00%; 1.00% Floor)	9/10/2030	158,147	157,014	156,961
AmercareRoyal, LLC	Commercial Services & Supplies	Term Loan	9.07% (S + 5.00%; 1.00% Floor)	9/10/2030	150,250	147,399	149,123
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw	9.42% (S + 5.25%; 1.00% Floor)	9/16/2027	1,157,954	1,148,072	1,155,059
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw	— (S + 5.25%; 1.00% Floor)	9/16/2027	-	(15,502)	(1,828)	(5)(6)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw	9.42% (S + 5.25%; 1.00% Floor)	9/16/2027	796,571	791,578	794,579
Amivie Acquisition, Inc.	Health Care Providers & Services	Term Loan	9.42% (S + 5.25%; 1.00% Floor)	9/16/2027	2,084,929	2,071,485	2,079,717
Amivie Acquisition, Inc.	Health Care Providers & Services	Revolver	— (S + 5.25%; 1.00% Floor)	9/16/2027	—	(1,921)	(832)	(5)(6)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw	9.42% (S + 5.25%; 1.00% Floor)	9/16/2027	1,057,754	1,053,530	1,055,110
AppViewX, Inc.	Software	Term Loan	9.50% (S + 5.25%; 0.75% Floor)	12/24/2031	797,342	790,916	775,415

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
AppViewX, Inc.	Software	Revolver	— (S + 5.25%; 0.75% Floor)	12/24/2031	—	(749)	(2,741)	(5)(6)
AppViewX, Inc.	Software	Delayed Draw	— (S + 5.25%; 0.75% Floor)	12/24/2031	—	—	(1,802)	(5)(6)
Aretec Group Inc	Financial Services	Term Loan	6.90% (S + 3.00%)	8/9/2030	992,500	991,452	983,607	(9)
Armor Holdco Inc	Financial Services	Term Loan	7.59% (S + 3.75%; 0.50% Floor)	12/10/2031	854,564	850,781	854,205	(9)
Ascend Learning LLC	Professional Services	Term Loan	6.90% (S + 3.00%; 0.50% Floor)	12/11/2028	987,469	987,469	980,685	(9)
Asurion, LLC	Wireless Telecommunication Services	Term Loan	8.17% (S + 4.25%)	8/19/2028	57,989	57,989	57,865	(9)
athenahealth Group Inc.	Health Care Technology	Term Loan	7.15% (S + 3.25%; 0.50% Floor)	2/16/2032	497,494	497,494	496,524	(9)
Azara Healthcare, LLC	Health Care Technology	Term Loan	10.57% (S + 3.00%; 0.75% Floor; 3.50% PIK)	5/13/2032	2,611,387	2,574,576	2,572,216
Azara Healthcare, LLC	Health Care Technology	Delayed Draw	— (S + 6.00%; 0.75% Floor)	5/13/2032	-	(8,594)	(9,178)	(5)(6)
Azara Healthcare, LLC	Health Care Technology	Revolver	— (S + 3.00%; 0.75% Floor)	5/13/2032	-	(5,429)	(5,796)	(5)(6)
Azurite Intermediate Holdings, Inc.	Software	Term Loan	9.90% (S + 6.00%; 0.75% Floor)	3/19/2031	915,154	905,047	894,563
Azurite Intermediate Holdings, Inc.	Software	Revolver	— (S + 6.00%; 0.75% Floor)	3/19/2031	-	(3,284)	(7,526)	(5)(6)
Azurite Intermediate Holdings, Inc.	Software	Delayed Draw	9.90% (S + 6.00%; 0.75% Floor)	3/19/2031	2,079,896	2,057,588	2,033,098
Bastille Buyer, Inc	Health Care Technology	Term Loan	9.40% (S + 5.50%; 0.75% Floor)	4/30/2032	3,678,253	3,626,069	3,632,275
Bastille Buyer, Inc	Health Care Technology	Revolver	— (S + 5.50%; 0.75% Floor)	4/30/2032	—	(9,529)	(8,514)	(5)(6)
Bastille Buyer, Inc	Health Care Technology	Delayed Draw	— (S + 5.50%; 0.75% Floor)	4/30/2032	-	(19,053)	(13,623)	(5)(6)
BHG Holdings, LLC	Health Care Providers & Services	Term Loan	9.32% (S + 5.50%; 0.75% Floor)	4/22/2032	1,832,439	1,805,310	1,800,372
BHG Holdings, LLC	Health Care Providers & Services	Delayed Draw	— (S + 5.25%; 0.75% Floor)	4/22/2032	-	(3,702)	(1,323)	(5)(6)
BHG Holdings, LLC	Health Care Providers & Services	Revolver	— (S + 5.25%; 0.75% Floor)	4/22/2032	-	(3,259)	(4,085)	(5)(6)
BMC Software Inc	Software	Term Loan	6.51% (S + 2.75%)	7/30/2031	493,734	492,433	465,345	(9)
Bonterra LLC	Diversified Consumer Services	Term Loan	8.48% (S + 5.00%; 0.75% Floor)	3/5/2032	811,944	805,218	803,825
Bonterra LLC	Diversified Consumer Services	Delayed Draw	9.07% (S + 5.00%; 0.75% Floor)	3/5/2032	88,444	87,752	88,223
Bonterra LLC	Diversified Consumer Services	Revolver	9.07% (S + 5.00%; 0.75% Floor)	3/5/2032	28,445	27,708	27,556	(5)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	8.82% (S + 4.75%; 0.75% Floor)	4/18/2033	5,210,794	5,161,155	5,171,713
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw	8.82% (S + 4.75%; 0.75% Floor)	4/18/2033	366,423	355,152	361,326	(5)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Revolver	— (S + 4.75%; 0.75% Floor)	4/18/2033	-	(6,370)	(5,098)	(5)(6)
Brightspot Buyer, Inc.	Media	Term Loan	10.36% (S + 6.50%; 0.75% Floor)	11/16/2027	345,334	342,508	340,154
Brightspot Buyer, Inc.	Media	Term Loan	10.36% (S + 6.50%; 0.75% Floor)	11/16/2027	1,704,996	1,691,041	1,679,421
Brightspot Buyer, Inc.	Media	Revolver	— (S + 6.50%; 0.75% Floor)	11/16/2027	-	(1,476)	(3,025)	(5)(6)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Term Loan	8.82% (S + 4.75%; 0.75% Floor)	6/30/2028	1,770,008	1,757,655	1,765,583

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Revolver	— (S + 4.75%; 0.75% Floor)	6/30/2028	-	(1,530)	(576)	(5)(6)
Businessolver.com, Inc.	Professional Services	Term Loan	8.57% (S + 4.50%; 0.75% Floor)	12/3/2032	3,917,064	3,915,250	3,838,722
Businessolver.com, Inc.	Professional Services	Delayed Draw	— (S + 4.50%; 0.75% Floor)	12/3/2032	—	(1,215)	(9,630)	(5)(6)
Businessolver.com, Inc.	Professional Services	Revolver	— (S + 4.50%; 0.75% Floor)	12/3/2032	—	(1,083)	(4,902)	(5)(6)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	9.25% (S + 5.25%; 1.00% Floor)	11/23/2027	946,377	939,684	946,377
BV EMS Buyer, Inc	Health Care Technology	Revolver	9.25% (S + 5.25%; 1.00% Floor)	11/23/2027	29,581	28,627	29,581	(5)
BV EMS Buyer, Inc	Health Care Technology	Term Loan	9.25% (S + 5.25%; 1.00% Floor)	11/23/2027	189,733	188,675	189,733
BV EMS Buyer, Inc	Health Care Technology	Term Loan	9.25% (S + 5.25%; 1.00% Floor)	11/23/2027	373,545	371,154	373,545
BV EMS Buyer, Inc	Health Care Technology	Term Loan	9.25% (S + 5.25%; 1.00% Floor)	11/23/2027	1,264,187	1,254,932	1,264,187
BV EMS Buyer, Inc	Health Care Technology	Delayed Draw	9.25% (S + 5.25%; 1.00% Floor)	11/23/2027	1,275,112	1,265,856	1,275,112
Carvana Co	Specialty Retail	Term Loan	6.15% (S + 2.25%)	8/15/2033	500,000	498,759	497,000	(9)
Cerifi, LLC	Financial Services	Term Loan	9.75% (S + 5.75%; 1.00% Floor)	3/31/2028	2,546,622	2,507,558	2,406,558
Cerifi, LLC	Financial Services	Revolver	9.75% (S + 5.75%; 1.00% Floor)	4/1/2027	137,122	136,180	129,580
Chariot Buyer LLC	Electrical Equipment	Term Loan	6.65% (S + 2.75%)	9/8/2032	592,500	592,500	590,527	(9)
Choice Health at Home, LLC	Health Care Providers & Services	Term Loan	8.70% (S + 5.00%; 1.00% Floor)	6/30/2028	235,332	232,579	235,332
Clean Energy Future-Trumbull LLC	Electric Utilities	Term Loan	7.07% (S + 3.00%)	4/29/2033	130,000	129,693	129,945	(9)
Cloud Software Group Inc	Software	Term Loan	7.32% (S + 3.25%)	3/21/2031	497,487	470,209	471,369	(9)
Contruent Intermediate Company	Construction & Engineering	Term Loan	9.51% (S + 5.75%; 0.75% Floor)	11/14/2031	3,228,442	3,185,482	3,147,731
Contruent Intermediate Company	Construction & Engineering	Delayed Draw	9.51% (S + 5.75%; 0.75% Floor)	11/14/2031	245,531	245,531	236,218	(5)
Contruent Intermediate Company	Construction & Engineering	Revolver	— (S + 5.75%; 0.75% Floor)	11/14/2031	-	(3,189)	(6,209)	(5)(6)
CoreWeave Financing DDTL V, LLC	IT Services	Term Loan	8.37% (S + 4.50%)	11/15/2031	92,826	91,831	93,524	(5)(9)
CoreWeave Financing DDTL V, LLC	IT Services	Term Loan	9.25% (S + 5.50%)	9/1/2031	215,255	204,708	217,505	(5) (9)
Cotiviti Inc	Health Care Technology	Term Loan	6.43% (S + 2.75%)	5/1/2031	989,899	966,557	947,828	(9)
CPV Three Rivers LLC	Electric Utilities	Term Loan	6.82% (S + 2.75%)	4/15/2033	156,457	155,723	156,718	(9)
CWGS Enterprises, LLC	Specialty Retail	Term Loan	— (S + 2.50%; 0.75% Floor)	6/3/2028	209,431	196,143	201,195	(9)
DA Blocker Corp.	Diversified Consumer Services	Term Loan	8.82% (S + 4.75%; 0.75% Floor)	2/10/2032	705,882	700,106	698,824	(7)
DA Blocker Corp.	Diversified Consumer Services	Revolver	— (S + 4.75%; 0.75% Floor)	2/10/2032	-	(577)	(735)	(5)(6)(7)
DA Blocker Corp.	Diversified Consumer Services	Delayed Draw	— (S + 4.75%; 0.75% Floor)	2/10/2032	—	(852)	-	(5)(6)(7)
Darktrace PLC	Software	Term Loan	6.98% (S + 3.25%)	10/9/2031	989,950	985,599	939,937	(9)
Datacor, Inc.	Chemicals	Term Loan	9.90% (S + 4.00%; 1.00% Floor; 2.00% PIK)	3/11/2030	7,085,864	7,056,501	7,050,435
Datacor, Inc.	Chemicals	Revolver	9.90% (S + 4.00%; 1.00% Floor; 2.00% PIK)	3/11/2030	48,593	46,546	47,213	(5)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
DeLorean Purchaser, Inc.	Health Care Technology	Term Loan	8.57% (S + 4.50%; 0.75% Floor)	12/16/2031	856,522	846,252	845,815
DeLorean Purchaser, Inc.	Health Care Technology	Revolver	— (S + 4.75%; 0.75% Floor)	12/16/2031	-	(1,457)	(1,631)	(5)(6)
DG Investment Intermediate Holdings 2, Inc.	Commercial Services & Supplies	Term Loan	6.90% (S + 3.00%)	7/9/2032	506,175	506,175	506,175	(9)
Directv Financing LLC	Media	Term Loan	8.32% (S + 4.50%; 0.75% Floor)	8/2/2029	280,143	279,816	281,168	(9)
DLRdmv, LLC	Automobiles	Term Loan	8.63% (S + 4.75%; 1.00% Floor)	5/7/2032	860,147	852,920	860,147
DLRdmv, LLC	Automobiles	Delayed Draw	— (S + 5.25%; 1.00% Floor)	5/7/2032	-	(468)	-	(5)(6)
DLRdmv, LLC	Automobiles	Revolver	— (S + 5.25%; 1.00% Floor)	5/7/2032	—	(933)	-	(5)(6)
EET Buyer, Inc.	Construction & Engineering	Term Loan	9.23% (S + 5.50%; 0.75% Floor)	11/8/2029	1,322,488	1,320,158	1,312,569
EET Buyer, Inc.	Construction & Engineering	Term Loan	9.23% (S + 5.50%; 0.75% Floor)	11/8/2029	2,726,336	2,721,534	2,705,889
EET Buyer, Inc.	Construction & Engineering	Revolver	— (S + 5.50%; 0.75% Floor)	11/8/2029	-	(598)	(2,848)	(5)(6)
Einstein Parent, Inc.	Software	Revolver	— (S + 5.25%; 0.75% Floor)	1/22/2031	-	(1,356)	(1,641)	(5)(6)
Einstein Parent, Inc.	Software	Term Loan	8.98% (S + 5.25%; 0.75% Floor)	1/22/2031	906,250	891,985	890,391
Ensemble Health Partners Holdings, LLC	Health Care Technology	Term Loan	6.82% (S + 3.00%)	2/9/2033	498,750	498,172	498,750	(9)
Exterro, Inc.	Software	Revolver	— (S + 5.25%; 1.00% Floor)	6/1/2027	-	-	(4,679)	(5)(6)
Exterro, Inc.	Software	Term Loan	9.50% (S + 5.25%; 1.00% Floor)	6/1/2027	2,154,246	2,145,562	2,121,932
Exterro, Inc.	Software	Term Loan	9.00% (S + 5.25%; 1.00% Floor)	6/1/2027	3,617,253	3,617,253	3,562,994
Firebird Midco, Inc	Automobiles	Term Loan	9.90% (S + 2.75%; 0.75% Floor; 3.25% PIK)	7/18/2030	414,713	409,228	409,529
First Advantage Holdings LLC	Professional Services	Term Loan	6.82% (S + 2.75%)	10/31/2031	477,536	466,740	477,240	(9)
FirstEnroll LLC	Insurance	Term Loan	8.65% (S + 4.75%; 1.00% Floor)	9/19/2031	6,128,245	6,049,005	5,990,360
FirstEnroll LLC	Insurance	Revolver	— (S + 4.75%; 1.00% Floor)	9/19/2031	—	(4,472)	(8,077)	(5)(6)
Focus Financial Partners, LLC	Financial Services	Term Loan	6.40% (S + 2.50%)	9/15/2031	496,241	495,121	486,470	(9)
Foundation Risk Partners, Corp.	Insurance	Term Loan	8.82% (S + 4.75%; 0.75% Floor)	10/29/2030	4,043,980	4,043,980	4,043,980
Foundation Risk Partners, Corp.	Insurance	Delayed Draw	8.82% (S + 4.75%; 0.75% Floor)	10/29/2030	879,540	879,540	879,540
Foundation Risk Partners, Corp.	Insurance	Revolver	8.82% (S + 4.75%; 0.75% Floor)	10/29/2029	167,672	167,672	167,672	(5)
Foundation Risk Partners, Corp.	Insurance	Term Loan	8.82% (S + 4.75%; 0.75% Floor)	10/29/2030	86,527	86,527	86,527
Foundation Risk Partners, Corp.	Insurance	Delayed Draw	8.82% (S + 4.75%; 0.75% Floor)	10/29/2030	349,751	349,751	349,751
FULLSTEAM OPERATIONS, LLC	Software	Term Loan	9.01% (S + 5.25%; 0.75% Floor)	8/8/2031	4,589,741	4,550,679	4,543,844
FULLSTEAM OPERATIONS, LLC	Software	Delayed Draw	9.02% (S + 5.25%; 0.75% Floor)	8/8/2031	277,703	270,347	266,228	(5)
FULLSTEAM OPERATIONS, LLC	Software	Revolver	— (S + 5.25%; 0.75% Floor)	8/8/2031	-	(4,140)	(5,099)	(5)(6)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Fusion Holding, Corp.	Software	Term Loan	10.32% (S + 6.25%; 0.75% Floor)	9/14/2029	5,480,005	5,480,005	5,206,004
Fusion Holding, Corp.	Software	Revolver	10.32% (S + 6.25%; 0.75% Floor)	9/15/2028	1,137	1,137	(21,653)	(5)(6)
Gainwell Acquisition Corp	IT Services	Term Loan	8.22% (S + 4.50%)	8/19/2031	230,000	225,478	231,007	(9)
Garnett Station Partners, LLC	Financial Services	Term Loan	9.25% (S + 5.50%; 2.00% Floor)	12/23/2031	1,613,946	1,588,564	1,585,702
Garnett Station Partners, LLC	Financial Services	Revolver	— (S + 5.50%; 2.00% Floor)	12/23/2031	-	(5,833)	(6,685)	(5)(6)
Greenhouse Software, Inc.	Professional Services	Term Loan	9.82% (S + 5.75%; 1.00% Floor)	9/1/2028	5,500,000	5,489,351	5,445,000
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw	9.82% (S + 5.75%; 0.75% Floor)	6/1/2029	1,597,534	1,586,563	1,593,541
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Term Loan	9.82% (S + 5.75%; 0.75% Floor)	6/1/2029	2,436,811	2,425,561	2,430,719
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw	9.82% (S + 5.75%; 0.75% Floor)	6/1/2029	3,063,189	3,049,176	3,055,531
GS AcquisitionCo, Inc.	Professional Services	Term Loan	9.32% (S + 5.25%; 1.00% Floor)	5/25/2028	776,733	775,149	697,118
GS AcquisitionCo, Inc.	Professional Services	Revolver	9.32% (S + 5.25%; 1.00% Floor)	5/25/2028	30,932	30,869	27,759	(5)
GS AcquisitionCo, Inc.	Professional Services	Delayed Draw	9.32% (S + 5.25%; 0.75% Floor)	5/25/2028	15,012	15,009	13,585
GTCR Everest Borrower LLC	Financial Services	Term Loan	6.32% (S + 2.25%)	9/5/2031	355,514	355,514	352,041	(9)
HIG Operations Holdings, INC	Insurance	Term Loan	8.40% (S + 4.50%; 1.00% Floor)	6/11/2031	4,820,298	4,820,298	4,820,298
HireVue, Inc.	Professional Services	Term Loan	11.57% (S + 7.75%; 1.00% Floor)	5/3/2029	4,185,517	4,160,914	3,746,038
HireVue, Inc.	Professional Services	Revolver	11.82% (S + 7.75%; 1.00% Floor)	5/3/2029	546,340	543,339	488,974
HireVue, Inc.	Professional Services	Delayed Draw	11.82% (S + 7.75%; 1.00% Floor)	5/3/2029	422,087	422,087	345,663	(5)
HITRUST Services, LLC	Health Care Technology	Term Loan	8.57% (S + 4.50%; 0.75% Floor)	3/15/2032	809,524	802,782	805,476
HITRUST Services, LLC	Health Care Technology	Revolver	— (S + 4.50%; 0.75% Floor)	3/14/2031	-	(1,421)	(952)	(5)(6)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw	9.97% (S + 5.75%; 1.00% Floor)	10/15/2027	437,304	435,771	437,304
Honor HN Buyer, Inc.	Health Care Providers & Services	Term Loan	9.97% (S + 5.75%; 1.00% Floor)	10/15/2027	1,032,539	1,032,539	1,032,539
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw	9.97% (S + 5.75%; 1.00% Floor)	10/15/2027	651,381	651,381	651,381
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw	9.97% (S + 5.75%; 1.00% Floor)	10/15/2027	971,993	970,684	971,993
Hopper Merger Sub Inc	Health Care Equipment & Supplies	Term Loan	6.29% (S + 2.25%)	4/7/2033	500,000	498,831	492,075	(9)
Hunter Communications & Technologies LLC	Diversified Telecommunication Services	Term Loan	8.65% (S + 4.75%; 0.75% Floor)	3/31/2032	2,520,285	2,496,735	2,495,082
Hunter Communications & Technologies LLC	Diversified Telecommunication Services	Delayed Draw	8.65% (S + 4.75%; 0.75% Floor)	3/31/2032	190,724	183,590	183,913	(5)
Hunter Communications & Technologies LLC	Diversified Telecommunication Services	Revolver	8.65% (S + 4.75%; 0.75% Floor)	3/31/2032	102,173	99,670	99,449	(5)
Hyscaleix Data Centers Holdings LLC	IT Services	Term Loan	9.40% (S + 5.50%; 1.00% Floor)	1/29/2031	2,581,033	2,546,824	2,548,770

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Hyscaleix Data Centers Holdings LLC	IT Services	Revolver	— (S + 5.50%; 1.00% Floor)	1/29/2031	-	(4,546)	(4,372)	(5)(6)
Icon Parent Inc	Software	Term Loan	6.78% (S + 2.75%)	11/13/2031	496,209	482,655	485,253	(9)
Imprivata, Inc.	Health Care Technology	Term Loan	7.82% (S + 3.75%; 0.50% Floor)	11/30/2029	500,000	495,332	503,905	(9)
Joink, LLC	Diversified Telecommunication Services	Revolver	9.65% (S + 5.75%; 1.00% Floor)	10/4/2030	87,727	86,841	85,972
Joink, LLC	Diversified Telecommunication Services	Delayed Draw	10.00% (S + 5.75%; 1.00% Floor)	10/4/2030	825,433	816,081	807,534	(5)
Joink, LLC	Diversified Telecommunication Services	Term Loan	9.65% (S + 5.75%; 1.00% Floor)	10/4/2030	1,231,096	1,217,633	1,206,474
Juniper Square, Inc.	Financial Services	Term Loan	8.65% (S + 4.75%; 0.75% Floor)	11/6/2031	5,405,405	5,357,883	5,378,378
Juniper Square, Inc.	Financial Services	Revolver	— (S + 5.75%; 0.75% Floor)	11/6/2031	—	(4,607)	(2,703)	(5)(6)
Juniper Square, Inc.	Financial Services	Delayed Draw	8.65% (S + 4.75%; 0.75% Floor)	11/6/2031	540,540	527,849	540,540	(5)
Juniper Square, Inc.	Financial Services	Delayed Draw	8.65% (S + 4.75%; 0.75% Floor)	11/6/2031	137,055	137,055	137,055	(5)
Kaseya Inc.	Software	Term Loan	7.07% (S + 3.25%)	3/22/2032	496,222	472,850	412,301	(9)
KPA Parent Holdings, Inc	Automobiles	Term Loan	8.40% (S + 4.50%; 0.75% Floor)	3/12/2032	813,241	806,920	805,109
KPA Parent Holdings, Inc	Automobiles	Delayed Draw	— (S + 4.50%; 0.75% Floor)	3/12/2032	-	(449)	(532)	(5)(6)
KPA Parent Holdings, Inc	Automobiles	Revolver	— (S + 4.50%; 0.75% Floor)	3/12/2032	-	(632)	(805)	(5)(6)
Labvantage Solutions Inc.	Pharmaceuticals	Revolver	— (S + 5.00%; 1.00% Floor)	12/23/2030	—	(983)	-	(5)(6)(7)
Last Dance Intermediate I(C), LLC	Diversified Telecommunication Services	Term Loan	9.15% (S + 5.25%; 0.75% Floor)	3/31/2031	661,017	653,234	661,017
Last Dance Intermediate I(C), LLC	Diversified Telecommunication Services	Delayed Draw	9.15% (S + 5.25%; 0.75% Floor)	3/31/2031	532,147	527,064	532,147
Last Dance Intermediate I(C), LLC	Diversified Telecommunication Services	Revolver	— (S + 5.25%; 0.75% Floor)	3/31/2031	-	(1,308)	-	(5)(6)
Last Dance Intermediate I(C), LLC	Diversified Telecommunication Services	Term Loan	9.15% (S + 5.25%; 0.75% Floor)	3/31/2031	669,450	664,107	669,450
Last Dance Intermediate I(C), LLC	Diversified Telecommunication Services	Delayed Draw	8.64% (S + 4.75%; 0.75% Floor)	3/31/2031	2,060,000	2,037,886	2,030,000	(5)
LeadVenture, Inc.	Automobile Components	Term Loan	9.07% (S + 5.00%; 0.75% Floor)	6/23/2032	4,274,491	4,219,089	4,114,197
LeadVenture, Inc.	Automobile Components	Delayed Draw	9.07% (S + 5.00%; 0.75% Floor)	6/23/2032	396,496	388,994	367,823	(5)
LeadVenture, Inc.	Automobile Components	Revolver	11.33% (S + 5.00%; 0.75% Floor)	6/23/2032	95,688	90,619	80,268	(5)
Level Data, LLC	Software	Term Loan	9.26% (S + 5.50%; 0.75% Floor)	3/5/2031	1,009,161	1,000,931	986,455
Level Data, LLC	Software	Delayed Draw	— (S + 5.50%; 0.75% Floor)	3/5/2031	—	(1,154)	(5,427)	(5)(6)
Level Data, LLC	Software	Revolver	9.26% (S + 5.50%; 0.75% Floor)	3/5/2031	46,512	45,650	43,896	(5)
Liberty Recycling Parent Inc	Automobile Components	Term Loan	7.64% (S + 3.75%)	12/17/2032	497,500	495,225	497,376	(9)
Lightspeed Buyer, Inc.	Health Care Technology	Term Loan	8.57% (S + 4.50%; 0.75% Floor)	2/6/2032	5,613,682	5,563,222	5,613,682

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Lightspeed Buyer, Inc.	Health Care Technology	Delayed Draw	— (S + 4.50%; 0.75% Floor)	2/6/2032	—	(11,251)	—	(5)(6)
Lightspeed Buyer, Inc.	Health Care Technology	Revolver	8.57% (S + 4.50%; 0.75% Floor)	2/6/2032	352,784	345,281	352,784	(5)
LivTech Purchaser, Inc.	Health Care Providers & Services	Term Loan	8.57% (S + 4.75%; 0.75% Floor)	11/24/2031	408,676	405,492	400,503
LivTech Purchaser, Inc.	Health Care Providers & Services	Delayed Draw	8.57% (S + 4.75%; 0.75% Floor)	11/24/2031	467,289	463,634	457,944
LivTech Purchaser, Inc.	Health Care Providers & Services	Revolver	— (S + 4.75%; 0.75% Floor)	11/24/2031	-	(869)	(2,353)	(5)(6)
Mastery Acquisition Corp.	Diversified Consumer Services	Term Loan	9.32% (S + 5.25%; 1.00% Floor)	9/7/2029	1,204,030	1,204,030	1,204,030
Mavenlink, Inc.	Professional Services	Term Loan	9.41% (S + 5.50%; 0.75% Floor)	6/1/2029	2,133,104	2,093,674	2,063,778
Mavenlink, Inc.	Professional Services	Revolver	9.55% (S + 5.50%; 0.75% Floor)	6/1/2029	170,894	168,698	162,112	(5)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	9.00% (S + 5.00%; 1.00% Floor)	4/16/2027	51,227	51,080	51,227
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	9.00% (S + 5.00%; 1.00% Floor)	4/16/2027	4,311,547	4,302,576	4,311,547
McKesson Medical-Surgical Top Holdings Inc	Health Care Equipment & Supplies	Term Loan	6.32% (S + 2.25%)	6/9/2032	300,000	298,574	300,312	(9)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Term Loan	9.67% (S + 5.50%; 0.75% Floor)	9/30/2027	1,019,553	1,007,550	1,017,004
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Delayed Draw	9.67% (S + 5.50%; 0.75% Floor)	9/30/2027	424,772	419,807	423,710
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Revolver	— (S + 5.50%; 0.75% Floor)	11/30/2026	-	-	(194)	(5)(6)
Mermaid Bidco Inc	Software	Term Loan	7.00% (S + 3.25%)	7/3/2031	497,462	484,863	487,513	(9)
Metropolis Technologies Inc	Commercial Services & Supplies	Term Loan	9.01% (S + 5.25%)	11/3/2032	992,500	983,808	973,891	(9)
Mist Holding Co.	Health Care Technology	Term Loan	9.07% (S + 5.00%; 0.75% Floor)	12/23/2030	485,909	482,298	485,909
Mist Holding Co.	Health Care Technology	Delayed Draw	8.73% (S + 5.00%; 0.75% Floor)	12/23/2030	259,609	257,771	259,609
Mist Holding Co.	Health Care Technology	Revolver	— (S + 5.00%; 0.75% Floor)	12/23/2030	-	(921)	-	(5)(6)
Mist Holding Co.	Health Care Technology	Delayed Draw	— (S + 5.00%; 0.75% Floor)	12/23/2030	-	(4,615)	-	(5)(6)
MJH Healthcare Holdings LLC	Media	Term Loan	7.65% (S + 3.75%)	1/28/2029	995,000	969,027	957,688	(9)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Term Loan	9.76% (S + 5.75%; 1.00% Floor)	2/15/2029	3,613,703	3,609,593	3,613,703
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Revolver	— (S + 5.75%; 1.00% Floor)	2/15/2029	—	(240)	-	(5)(6)
Momentus Technologies, LLC	Leisure Products	Term Loan	8.51% (S + 4.75%; 1.00% Floor)	4/30/2029	306,224	303,771	300,100
Momentus Technologies, LLC	Leisure Products	Term Loan	8.51% (S + 4.75%; 1.00% Floor)	4/30/2029	716,393	714,819	702,065
Momentus Technologies, LLC	Leisure Products	Delayed Draw	8.51% (S + 4.75%; 1.00% Floor)	4/30/2029	84,658	84,472	82,965
Momentus Technologies, LLC	Leisure Products	Delayed Draw	8.51% (S + 4.75%; 1.00% Floor)	4/30/2029	179,589	179,194	175,997
Momentus Technologies, LLC	Leisure Products	Term Loan	8.51% (S + 4.75%; 1.00% Floor)	4/30/2029	38,363	38,279	37,596
Momentus Technologies, LLC	Leisure Products	Delayed Draw	8.51% (S + 4.75%; 1.00% Floor)	4/30/2029	121,632	121,365	119,199

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Momentus Technologies, LLC	Leisure Products	Revolver	— (S + 4.75%; 1.00% Floor)	4/30/2029	-	(34)	(351)	(5)(6)
Moon Buyer, Inc.	Software	Term Loan	8.57% (S + 4.50%; 0.75% Floor)	4/21/2031	2,811,568	2,807,144	2,790,481
Moon Buyer, Inc.	Software	Delayed Draw	8.57% (S + 4.50%; 0.75% Floor)	4/21/2031	259,643	259,237	257,696
MPH Acquisition Holdings LLC	Financial Services	Term Loan	7.57% (S + 3.75%; 0.50% Floor)	12/31/2030	493,734	489,636	494,845	(9)
Mr. Greens Intermediate, LLC	Food Products	Term Loan	9.60% (S + 5.75%; 1.00% Floor)	5/1/2031	2,006,343	2,006,343	2,006,343
Mr. Greens Intermediate, LLC	Food Products	Delayed Draw	9.60% (S + 5.75%; 1.00% Floor)	5/1/2031	455,793	455,793	455,793	(5)
Mr. Greens Intermediate, LLC	Food Products	Revolver	— (S + 5.75%; 1.00% Floor)	5/1/2031	-	(674)	-	(5)(6)
Mr. Greens Intermediate, LLC	Food Products	Term Loan	9.66% (S + 5.75%; 1.00% Floor)	5/1/2031	328,659	324,566	328,659
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.50% (S + 5.50%; 1.00% Floor)	4/9/2029	1,576,007	1,558,264	1,556,307
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.50% (S + 5.50%; 1.00% Floor)	4/9/2029	3,259,977	3,222,176	3,219,228
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw	9.50% (S + 5.50%; 1.00% Floor)	4/9/2029	254,673	251,726	251,490
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Revolver	9.50% (S + 5.50%; 1.00% Floor)	4/9/2029	90,373	84,611	83,595	(5)
Nasuni Corporation	Software	Term Loan	9.07% (S + 5.00%; 0.75% Floor)	9/10/2030	1,515,838	1,500,613	1,512,048
Nasuni Corporation	Software	Revolver	9.07% (S + 5.00%; 0.75% Floor)	9/10/2030	126,320	123,183	125,530	(5)
Nasuni Corporation	Software	Term Loan	9.07% (S + 5.00%; 0.75% Floor)	9/10/2030	1,470,827	1,457,719	1,467,150
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.50% (S + 5.50%; 1.00% Floor)	3/17/2028	308,931	308,087	294,257
Navigate360, LLC	Diversified Consumer Services	Delayed Draw	9.50% (S + 5.50%; 1.00% Floor)	3/17/2028	588,026	584,730	560,094
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.50% (S + 5.50%; 1.00% Floor)	3/17/2028	1,635,966	1,631,429	1,558,257
Navigate360, LLC	Diversified Consumer Services	Delayed Draw	9.50% (S + 5.50%; 1.00% Floor)	3/17/2028	749,039	745,987	713,460
Navigate360, LLC	Diversified Consumer Services	Revolver	— (S + 5.50%; 1.00% Floor)	3/17/2028	—	(639)	(12,354)	(5)(6)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.50% (S + 5.50%; 1.00% Floor)	3/17/2028	561,646	560,161	534,968
NC Topco, LLC	Financial Services	Term Loan	8.26% (S + 4.50%; 0.75% Floor)	9/1/2031	1,354,598	1,341,237	1,354,598
NC Topco, LLC	Financial Services	Revolver	— (S + 4.50%; 0.75% Floor)	9/1/2031	-	(1,101)	-	(5)(6)
NC Topco, LLC	Financial Services	Delayed Draw	8.26% (S + 4.50%; 0.75% Floor)	8/29/2031	386,422	383,705	386,422
Neptune Bidco US Inc.	Interactive Media & Services	Term Loan	8.86% (S + 5.00%; 0.50% Floor)	2/3/2033	1,000,000	995,336	994,290	(9)
NEXUS BUYER LLC	Financial Services	Term Loan	7.40% (S + 3.50%)	7/31/2031	494,975	492,479	484,278	(9)
NMI Acquisitionco, Inc.	Financial Services	Term Loan	8.50% (S + 4.50%; 0.75% Floor)	9/6/2028	2,365,401	2,329,633	2,359,487
NMI Acquisitionco, Inc.	Financial Services	Revolver	8.50% (S + 4.50%; 0.75% Floor)	9/6/2028	148,075	145,407	147,582	(5)
NMI Acquisitionco, Inc.	Financial Services	Term Loan	8.50% (S + 4.50%; 0.75% Floor)	9/6/2028	353,235	347,894	352,352

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
NMI Acquisitionco, Inc.	Financial Services	Term Loan	9.00% (S + 5.00%; 0.75% Floor)	9/6/2028	665,811	660,231	665,811
NMI Acquisitionco, Inc.	Financial Services	Term Loan	8.50% (S + 4.50%; 0.75% Floor)	9/6/2028	95,952	94,501	95,712
NMI Acquisitionco, Inc.	Financial Services	Term Loan	8.50% (S + 4.50%; 0.75% Floor)	9/6/2028	1,278,782	1,259,446	1,275,585
NMI Acquisitionco, Inc.	Financial Services	Delayed Draw	8.50% (S + 4.50%; 0.75% Floor)	9/6/2028	1,262,988	1,244,051	1,259,830
Nord Security Inc	Software	Term Loan	7.47% (S + 3.75%)	10/8/2032	497,500	490,686	497,813	(9)
Nouryon Finance BV	Chemicals	Term Loan	7.24% (S + 3.50%)	7/8/2031	500,000	497,604	500,940	(9)
Olympus Water US Holding Corp	Chemicals	Term Loan	7.32% (S + 3.25%)	11/3/2032	496,250	495,164	496,766	(9)
OneDigital Borrower LLC	Insurance	Term Loan	6.90% (S + 3.00%; 0.50% Floor)	7/2/2031	493,687	493,687	487,106	(9)
OPOC Acquisition, LLC	Insurance	Revolver	— (S + 4.75%; 1.00% Floor)	12/20/2030	-	(794)	-	(5)(6)
OPOC Acquisition, LLC	Insurance	Delayed Draw	8.55% (S + 4.75%; 1.00% Floor)	12/20/2030	55,140	53,903	55,140	(5)
OPOC Acquisition, LLC	Insurance	Term Loan	8.47% (S + 4.75%; 1.00% Floor)	12/20/2030	743,916	735,282	743,916
Orion US Finco	Financial Services	Term Loan	— (S + 3.00%)	10/8/2032	498,750	495,009	498,441	(9)
PAC Aviation International Inc	Aerospace & Defense	Term Loan	7.15% (S + 3.25%)	10/28/2030	496,250	492,076	495,754	(9)
Pace Health Companies, LLC	Health Care Providers & Services	Term Loan	9.47% (S + 5.25%; 1.00% Floor)	8/2/2027	2,731,261	2,731,261	2,731,261
Pace Health Companies, LLC	Health Care Providers & Services	Delayed Draw	— (S + 5.25%; 1.00% Floor)	8/2/2027	-	(3,351)	-	(5)(6)
Pamlico Avant Holdings, L.P.	Diversified Telecommunication Services	Term Loan	8.32% (S + 4.25%; 0.75% Floor)	12/31/2032	7,058,118	6,993,397	7,022,827
Pamlico Avant Holdings, L.P.	Diversified Telecommunication Services	Revolver	— (S + 4.25%; 0.75% Floor)	12/31/2032	-	(8,607)	(4,797)	(5)(6)
Park River Holdings Inc	Distributors	Term Loan	8.22% (S + 4.50%; 0.75% Floor)	3/15/2031	500,000	498,801	497,625	(9)
Patriot Acquireco L.L.C.	Hotels, Restaurants & Leisure	Term Loan	8.24% (S + 4.50%; 0.75% Floor)	9/7/2032	6,240,330	6,185,252	6,177,927
Patriot Acquireco L.L.C.	Hotels, Restaurants & Leisure	Revolver	8.24% (S + 4.50%; 0.75% Floor)	9/3/2032	36,019	30,634	29,716	(5)
PHRG Intermediate LLC	Diversified Consumer Services	Term Loan	8.07% (S + 4.00%)	2/20/2032	492,503	490,349	488,962	(9)
Ping Identity Holding Corp.	Software	Term Loan	6.72% (S + 2.75%)	11/15/2032	995,000	992,766	989,607	(9)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.43% (S + 5.75%; 1.00% Floor)	1/4/2029	912,252	907,706	868,920
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.51% (S + 5.75%; 1.00% Floor)	1/4/2029	69,493	69,146	66,192
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Delayed Draw	9.51% (S + 5.75%; 1.00% Floor)	1/4/2029	76,654	76,271	73,013
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.51% (S + 5.75%; 1.00% Floor)	1/4/2029	36,885	36,702	35,133
Priority OnDemand Midco 2, L.P.	Health Care Providers & Services	Term Loan	9.52% (S + 5.25%; 1.00% Floor)	7/17/2028	3,122,636	3,122,636	3,122,636
Priority OnDemand Midco 2, L.P.	Health Care Providers & Services	Delayed Draw	9.52% (S + 5.25%; 1.00% Floor)	7/17/2028	337,111	335,909	337,111	(5)
Proofpoint, Inc.	Software	Term Loan	8.57% (S + 4.50%; 0.50% Floor)	8/31/2030	500,000	490,250	501,255	(9)
Quest Analytics Inc.	Health Care Technology	Term Loan	8.32% (S + 4.25%; 0.50% Floor)	11/10/2032	6,164,609	6,136,481	6,118,375
Quest Analytics Inc.	Health Care Technology	Delayed Draw	— (S + 4.25%; 0.50% Floor)	11/10/2032	-	(5,991)	(13,698)	(5)(6)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Quest Analytics Inc.	Health Care Technology	Revolver	— (S + 4.25%; 0.50% Floor)	11/10/2032	-	(4,794)	(8,219)	(5)(6)
Quirch Foods Holdings, LLC	Food Products	Term Loan	10.31% (S + 6.50%; 1.00% Floor)	11/12/2030	4,325,506	4,287,401	4,293,064
Quirch Foods Holdings, LLC	Food Products	Delayed Draw	— (S + 6.50%; 1.00% Floor)	11/12/2030	-	(1,887)	(1,125)	(5)(6)
Rackspace Technology Global Inc	IT Services	Term Loan	10.26% (S + 6.25%; 0.75% Floor)	5/15/2028	496,183	490,971	500,837	(9)
Ranger Buyer, Inc.	Commercial Services & Supplies	Term Loan	8.82% (S + 4.75%; 0.75% Floor)	11/19/2029	5,359,694	5,331,399	5,346,295
Ranger Buyer, Inc.	Commercial Services & Supplies	Revolver	— (S + 4.75%; 0.75% Floor)	11/16/2029	-	(1,174)	(912)	(5)(6)
Raven Acquisition Holdings LLC	Health Care Technology	Term Loan	6.90% (S + 3.00%)	11/19/2031	462,907	457,540	462,111	(9)
Raven Acquisition Holdings LLC	Health Care Technology	Term Loan	— (S + 3.00%)	11/19/2031	-	(384)	(57)	(5)(6)(9)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Term Loan	9.57% (S + 5.50%; 1.00% Floor)	6/20/2028	2,216,697	2,216,697	2,216,697
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw	9.57% (S + 5.50%; 1.00% Floor)	6/19/2028	1,938,294	1,943,544	1,938,294
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw	9.57% (S + 5.50%; 1.00% Floor)	6/19/2028	1,204,523	1,204,523	1,204,523
Relativity Intermediate Holdco LLC	Software	Term Loan	6.40% (S + 2.50%)	1/30/2033	538,650	538,561	535,283	(9)
REP TEC Intermediate Holdings, Inc.	Professional Services	Term Loan	9.07% (S + 5.00%; 1.00% Floor)	5/30/2031	5,363,125	5,363,125	5,309,494
REP TEC Intermediate Holdings, Inc.	Professional Services	Revolver	— (S + 5.00%; 1.00% Floor)	5/30/2031	-	-	(969)	(5)(6)
Ridge Trail US Bidco, Inc.	Capital Markets	Term Loan	8.57% (S + 4.50%; 0.75% Floor)	9/30/2031	765,177	756,274	763,264	(7)
Ridge Trail US Bidco, Inc.	Capital Markets	Delayed Draw	8.57% (S + 4.50%; 0.75% Floor)	9/30/2031	37,232	35,593	37,232	(5)(7)
Ridge Trail US Bidco, Inc.	Capital Markets	Revolver	— (S + 4.50%; 0.75% Floor)	3/30/2031	-	(948)	(224)	(5)(6)(7)
Ryan, LLC	Professional Services	Term Loan	7.40% (S + 3.50%; 0.50% Floor)	11/5/2032	443,501	441,504	444,167	(9)
Saab Purchaser, Inc.	Banks	Term Loan	8.82% (S + 4.75%; 0.75% Floor)	11/12/2031	702,075	696,514	686,278
Saab Purchaser, Inc.	Banks	Delayed Draw	8.82% (S + 4.75%; 0.75% Floor)	11/12/2031	189,574	188,181	185,309
Saab Purchaser, Inc.	Banks	Revolver	— (S + 4.75%; 0.75% Floor)	11/12/2031	-	(3,276)	(9,077)	(5)(6)
Saab Purchaser, Inc.	Banks	Term Loan	8.82% (S + 4.75%; 0.75% Floor)	11/12/2031	2,384,615	2,363,957	2,330,962
Saab Purchaser, Inc.	Banks	Delayed Draw	8.82% (S + 4.75%; 0.75% Floor)	11/12/2031	2,000,000	1,981,997	1,948,077	(5)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	8.76% (S + 5.00%; 0.75% Floor)	8/18/2032	7,039,739	6,976,383	7,004,540
Salisbury House, LLC	Diversified Consumer Services	Delayed Draw	8.78% (S + 5.00%; 0.75% Floor)	8/18/2032	399,335	391,621	392,204	(5)
Salisbury House, LLC	Diversified Consumer Services	Revolver	8.90% (S + 5.00%; 0.75% Floor)	8/18/2032	171,144	163,128	166,390	(5)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Delayed Draw	9.67% (S + 5.50%; 1.00% Floor)	6/28/2028	62,924	60,047	62,924
Sandstone Care Holdings, LLC	Health Care Providers & Services	Revolver	9.67% (S + 5.50%; 1.00% Floor)	6/28/2028	94,492	92,489	94,492	(5)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Term Loan	9.67% (S + 5.50%; 1.00% Floor)	6/28/2028	641,614	626,878	641,614
Sandstone Care Holdings, LLC	Health Care Providers & Services	Term Loan	— (S + 5.50%; 1.00% Floor)	6/28/2028	1,351,898	1,320,848	919,290	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Delayed Draw	— (S + 5.50%; 1.00% Floor)	6/28/2028	269,936	262,856	183,557	(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Sandstone Care Holdings, LLC	Health Care Providers & Services	Revolver	— (S + 5.50%; 1.00% Floor)	6/28/2028	245,800	240,154	167,144	(15)
Sauce Labs Inc	Software	Revolver	9.42% (S + 5.50%; 1.00% Floor)	8/16/2027	100,052	97,360	83,794	(5)
Sauce Labs Inc	Software	Revolver	9.92% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	764,712	760,136	739,858
Sauce Labs Inc	Software	Term Loan	9.92% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	2,939,524	2,920,760	2,843,990
Sauce Labs Inc	Software	Delayed Draw	9.92% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	324,100	323,099	313,567
Second Nature Brands, Inc.	Real Estate Management & Development	Term Loan	9.84% (S + 6.00%; 1.00% Floor)	2/6/2031	800,375	790,881	790,370
Second Nature Brands, Inc.	Real Estate Management & Development	Revolver	— (S + 6.00%; 1.00% Floor)	2/6/2031	—	(977)	(1,112)	(5)(6)
Serrano Parent, LLC	Software	Term Loan	10.25% (S + 6.50%; 1.00% Floor)	5/13/2030	5,515,102	5,440,619	4,963,592
Serrano Parent, LLC	Software	Revolver	10.25% (S + 6.50%; 1.00% Floor)	5/13/2030	238,033	231,481	183,934	(5)
Slipstream IT, LLC	Software	Term Loan	8.40% (S + 4.50%; 0.75% Floor)	8/1/2031	3,081,083	3,055,030	3,057,974
Slipstream IT, LLC	Software	Delayed Draw	— (S + 4.50%; 0.75% Floor)	8/1/2031	-	(2,103)	(1,297)	(5)(6)
Slipstream IT, LLC	Software	Revolver	— (S + 4.50%; 0.75% Floor)	8/1/2031	-	(4,196)	(3,890)	(5)(6)
Soar Buyer, Inc.	Health Care Providers & Services	Term Loan	9.23% (S + 5.50%; 0.75% Floor)	5/20/2032	2,364,036	2,329,811	2,334,485
Soar Buyer, Inc.	Health Care Providers & Services	Delayed Draw	— (S + 5.50%; 0.75% Floor)	5/20/2032	-	(13,998)	(9,332)	(5)(6)
Soar Buyer, Inc.	Health Care Providers & Services	Revolver	— (S + 5.50%; 0.75% Floor)	5/20/2032	-	(5,265)	(4,666)	(5)(6)
Soladoc, LLC	Health Care Equipment & Supplies	Term Loan	8.94% (S + 5.00%; 0.75% Floor)	6/12/2028	2,304,698	2,264,839	2,258,604
Soladoc, LLC	Health Care Equipment & Supplies	Revolver	9.07% (S + 5.00%; 0.75% Floor)	6/12/2028	126,759	123,135	122,149	(5)
SP Motion Holdco Ltd	Energy Equipment & Services	Term Loan	— (S + 2.50%)	6/24/2033	390,000	388,050	389,758	(9)
Spectrotel Midco II, LLC	Diversified Telecommunication Services	Term Loan	9.32% (S + 5.25%; 0.75% Floor)	9/30/2033	3,918,316	3,869,337	3,869,337
Spectrotel Midco II, LLC	Diversified Telecommunication Services	Delayed Draw	— (S + 5.25%; 0.75% Floor)	9/30/2033	-	(3,138)	(3,114)	(5)(6)
Spectrotel Midco II, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.25%; 0.75% Floor)	9/30/2033	—	(9,419)	(9,419)	(5)(6)
Starlight Parent LLC	Software	Term Loan	7.94% (S + 4.00%)	4/16/2032	497,487	435,439	446,495	(9)
Summer BC Holdco B SARL	Interactive Media & Services	Term Loan	9.33% (S + 5.00%)	2/15/2029	249,362	207,494	215,521	(9)
Synechron Inc	IT Services	Term Loan	7.82% (S + 3.75%)	10/3/2031	494,975	489,765	478,888	(9)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Term Loan	9.07% (S + 2.50%; 0.75% Floor; 2.50% PIK)	2/2/2032	2,331,827	2,313,172	2,121,962
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw	9.07% (S + 2.50%; 0.75% Floor; 2.50% PIK)	2/2/2032	535,306	531,791	487,129
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Revolver	8.53% (S + 4.50%; 0.75% Floor)	2/2/2032	147,223	144,938	120,365	(5)
Tega MC Australia Holdings Pty Ltd	Metals & Mining	Term Loan	7.25% (S + 3.50%)	6/1/2033	420,000	415,956	421,315	(9)
Telesoft Holdings, LLC	Diversified Telecommunication Services	Term Loan	10.25% (S + 6.25%; 1.00% Floor)	5/31/2027	1,389,825	1,389,825	1,386,350
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	9.97% (S + 6.00%; 1.00% Floor)	6/30/2028	949,807	949,807	949,807
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw	9.97% (S + 6.00%; 1.00% Floor)	6/30/2028	223,995	223,519	223,995

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw	9.97% (S + 6.00%; 1.00% Floor)	6/30/2028	360,804	360,037	360,804
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw	9.91% (S + 6.00%; 1.00% Floor)	6/30/2028	398,089	397,243	398,089
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	9.87% (S + 6.00%; 1.00% Floor)	6/30/2028	746,689	746,689	746,689
TMA Buyer LLC	Software	Term Loan	8.76% (S + 5.00%; 0.75% Floor)	4/30/2031	1,656,708	1,643,282	1,631,858
TMA Buyer LLC	Software	Delayed Draw	8.76% (S + 5.00%; 0.75% Floor)	4/30/2031	435,517	432,028	428,985
TMA Buyer LLC	Software	Delayed Draw	— (S + 5.00%; 0.75% Floor)	4/30/2031	-	-	(675)	(5)(6)
TMA Buyer LLC	Software	Revolver	— (S + 5.00%; 0.75% Floor)	4/30/2031	-	(1,336)	(2,613)	(5)(6)
Towerco IV Holdings, LLC	Diversified Telecommunication Services	Delayed Draw	7.00% (S + 3.00%; 1.00% Floor)	8/31/2029	7,232,868	7,232,868	7,232,859	(5)
Trident Technologies, LLC	Aerospace & Defense	Term Loan	8.40% (S + 4.50%; 0.75% Floor)	2/6/2032	496,222	493,962	480,715	(9)
Tulip Holdco DE LLC	Machinery	Term Loan	— (S + 4.25%; 0.75% Floor)	8/4/2033	500,000	492,647	500,000	(9)
Turbo EMEA Holdings BV	Professional Services	Term Loan	6.65% (S + 2.75%)	6/2/2031	496,231	496,231	475,896	(9)
UFS, LLC	Banks	Term Loan	8.40% (S + 4.50%; 1.00% Floor)	10/14/2031	5,395,372	5,348,395	5,381,883
UFS, LLC	Banks	Revolver	— (S + 4.50%; 1.00% Floor)	10/14/2031	-	(3,007)	(863)	(5)(6)
Unlimited Technology Holdings, LLC	Health Care Technology	Term Loan	11.69% (S + 4.75%; 0.75% Floor; 2.88% PIK)	3/12/2032	890,073	886,464	867,822
Unlimited Technology Holdings, LLC	Health Care Technology	Revolver	— (S + 4.75%; 0.75% Floor)	3/12/2032	-	(460)	(2,941)	(5)(6)
Vectra AI, Inc.	Software	Revolver	— (S + 5.25%; 1.00% Floor)	3/2/2028	-	(604)	(1,414)	(5)(6)
Vectra AI, Inc.	Software	Term Loan	9.17% (S + 5.25%; 1.00% Floor)	3/2/2028	2,770,990	2,752,047	2,743,280
Vectra AI, Inc.	Software	Delayed Draw	9.17% (S + 5.25%; 1.00% Floor)	3/2/2028	534,780	529,427	525,899	(5)
Vehlo Purchaser, LLC	Automobiles	Term Loan	9.15% (S + 5.25%; 0.75% Floor)	5/24/2028	456,927	454,502	453,500

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Vehlo Purchaser, LLC	Automobiles	Term Loan	9.15% (S + 5.25%; 0.75% Floor)	5/24/2028	4,253,571	4,234,137	4,221,670
Vehlo Purchaser, LLC	Automobiles	Delayed Draw	9.15% (S + 5.25%; 0.75% Floor)	5/24/2028	1,181,548	1,176,195	1,172,686
Vehlo Purchaser, LLC	Automobiles	Revolver	— (S + 5.25%; 0.75% Floor)	5/24/2028	-	(2,659)	(4,226)	(5)(6)
Velocity Holdco III Inc.	Commercial Services & Supplies	Term Loan	9.36% (S + 5.50%; 1.00% Floor)	5/31/2029	4,390,610	4,390,610	4,390,610
Veracross LLC	Diversified Consumer Services	Term Loan	10.00% (S + 6.00%; 1.00% Floor)	12/30/2030	3,879,894	3,875,099	3,850,795
Veracross LLC	Diversified Consumer Services	Delayed Draw	— (S + 6.00%; 1.00% Floor)	12/30/2030	-	(717)	(4,375)	(5)(6)
Veracross LLC	Diversified Consumer Services	Revolver	10.90% (S + 6.00%; 1.00% Floor)	12/30/2030	81,674	81,099	78,173	(5)
Visionary Buyer, LLC	Diversified Telecommunication Services	Term Loan	9.32% (S + 5.25%; 0.75% Floor)	3/21/2031	1,723,847	1,705,013	1,710,918
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw	9.32% (S + 5.25%; 0.75% Floor)	3/21/2031	1,723,847	1,706,085	1,710,918
Visionary Buyer, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.25%; 0.75% Floor)	3/21/2030	-	(3,847)	(3,232)	(5)(6)
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw	9.32% (S + 5.25%; 0.75% Floor)	3/21/2031	735,000	728,449	732,500	(5)
VM Consolidated Inc	Electronic Equipment, Instruments & Components	Term Loan	5.90% (S + 2.00%)	10/1/2032	497,487	423,925	482,687	(9)
VS Buyer, LLC	Software	Term Loan	6.07% (S + 2.25%)	4/12/2031	495,000	490,700	481,081	(9)
Waldo Buyer, LLC	Diversified Telecommunication Services	Term Loan	8.32% (S + 4.25%; 0.75% Floor)	4/1/2033	4,941,979	4,895,104	4,892,559
Waldo Buyer, LLC	Diversified Telecommunication Services	Delayed Draw	— (S + 4.50%; 0.75% Floor)	4/1/2033	-	(6,573)	(14,120)	(5)(6)
Waldo Buyer, LLC	Diversified Telecommunication Services	Revolver	— (S + 4.50%; 0.75% Floor)	4/1/2033	-	(7,888)	(8,472)	(5)(6)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw	8.00% (S + 4.25%; 1.00% Floor)	10/2/2028	257,196	256,501	257,196
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw	8.25% (S + 4.25%; 1.00% Floor)	10/2/2028	63,804	63,152	63,804	(5)
Wealth Enhancement Group, LLC	Financial Services	Term Loan	7.97% (S + 4.25%; 1.00% Floor)	10/2/2028	2,333,436	2,333,436	2,333,436
Wealth Enhancement Group, LLC	Financial Services	Revolver	— (S + 4.25%; 1.00% Floor)	10/2/2028	-	(16)	-	(5)(6)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw	7.97% (S + 4.25%; 1.00% Floor)	10/2/2028	516,859	516,859	516,859
Wolverine Seller Holdings, LLC	Commercial Services & Supplies	Term Loan	9.57% (S + 5.50%; 0.75% Floor)	1/17/2030	709,258	699,795	705,711
Zendesk, Inc.	Software	Delayed Draw	9.03% (S + 5.00%; 0.75% Floor)	11/22/2028	784,203	781,703	782,242
Zendesk, Inc.	Software	Revolver	— (S + 5.00%; 0.75% Floor)	11/22/2028	-	-	(1,244)	(5)(6)
Zendesk, Inc.	Software	Term Loan	9.03% (S + 5.00%; 0.75% Floor)	11/22/2028	4,864,294	4,864,294	4,852,134
Zendesk, Inc.	Software	Delayed Draw	9.03% (S + 5.00%; 0.75% Floor)	11/22/2028	411,612	408,660	410,583
Total U.S. 1st Lien/Senior Secured Debt						372,868,058	369,684,657

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
2nd Lien/Junior Secured Debt — 0.47%
Symplr Software, Inc.	Health Care Technology	Term Loan	11.79% (S + 7.88%; 0.75% Floor)	12/22/2028	988,342	939,893	778,319
Total U.S. 2nd Lien/Junior Secured Debt						939,893	778,319
Total U.S. Corporate Debt						373,807,951	370,462,976

UK Corporate Debt — 0.84%
UK 1st Lien/Senior Secured Debt — 0.84%
Ardonagh Finco BV	Insurance	Term Loan	6.84% (S + 3.00%)	2/15/2031	496,259	487,353	490,925	(9)
Labvantage Systems Limited	Pharmaceuticals	Term Loan	8.82% (S + 5.00%; 1.00% Floor)	12/23/2030	890,677	878,328	890,677	(7)
Total UK 1st Lien/Senior Secured Debt						1,365,681	1,381,602
Total UK Corporate Debt						1,365,681	1,381,602

Canadian Corporate Debt — 1.17%
Canadian 1st Lien/Senior Secured Debt — 1.17%
Garda World Security Corp	Commercial Services & Supplies	Term Loan	6.51% (S + 2.75%)	2/1/2029	496,230	496,230	495,178	(9)
RevauAdvanced Underwriting Inc.	Insurance	Term Loan	8.90% (S + 5.00%; 0.75% Floor)	5/10/2032	1,378,815	1,367,180	1,358,133	(7)
RevauAdvanced Underwriting Inc.	Insurance	Delayed Draw	11.58% (S + 5.00%; 0.75% Floor)	5/10/2032	90,711	87,899	84,622	(5) (7)
Total Canada 1st Lien/Senior Secured Debt						1,951,309	1,937,933
Total Canadian Corporate Debt						1,951,309	1,937,933

Sweden Corporate Debt — 0.03%
Sweden 1st Lien/Senior Secured Debt — 0.03%
IGT Holding IV AB	Software	Term Loan	7.07% (S + 3.00%)	9/1/2031	49,750	49,750	49,257	(9)
Total Sweden 1st Lien/Senior Secured Debt						49,750	49,257
Total Sweden Corporate Debt						49,750	49,257

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Class/Series	Shares	Cost	Fair Value	Tickmarks
U.S. Investment Companies — 2.04%					(10)
AB EQUITY INVESTORS, L.P.	LP interest	2,794,783	2,794,783	3,201,041	(16)
Run Ventures II CIV-D, L.P.	LP interest	179,022	179,022	179,022
Total U.S. Investment Companies			2,973,805	3,380,063

Total Investments — 228.06%			380,148,496	377,211,831

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Unaudited Consolidated Schedule of Investments as of September 30, 2026

Portfolio Company	Yield	Shares	Cost	Fair value	Tickmarks
Cash Equivalents — 5.34%
US BANK MMDA GCTS	3.80%	8,831,813	8,831,813	8,831,813	(8)(12)(13)
Total Cash Equivalents			8,831,813	8,831,813

Cash — 1.45%					(12)
US Dollar		2,385,712	2,385,712	2,385,712
Total Cash			2,385,712	2,385,712
TOTAL CASH AND CASH EQUIVALENTS			11,217,525	11,217,525
LIABILITIES IN EXCESS OF OTHER ASSETS — (134.85%)				(223,031,223)
NET ASSETS — 100.00%				165,398,133

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
(3)
Percentages are based on net assets.
(4)
Generally, the interest rate on floating interest rate investments is at benchmark rate plus spread, subject to an interest rate floor. The borrower has an option to choose the benchmark rate, such as the Secured Overnight Financing Rate including adjustment, if any (“S”) or the U.S. Prime Rate (“P”). The spread may change based on the type of rate used. The terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period. S loans are typically indexed to 30-day, 90-day or 180-day rates (1M, 3M or 6M, respectively) at the borrower’s option. As of September 30, 2026, rates for 1M S, 3M S and 6M S are 3.91%, 4.08%, and 4.27%, respectively. As of September 30, 2026, the P was 7.00%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2026.
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
(7)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of September 30, 2026, the aggregate fair value of these securities is $3,831,793 or 0.98% of the Fund’s total assets.
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
(11)
Aggregate gross unrealized appreciation for federal income tax purposes is $1,329,332; aggregate gross unrealized depreciation for federal income tax purposes is $4,265,997. Net unrealized depreciation is $2,936,665. As of September 30, 2026, the cost basis of investments owned was substantially identical for both book and tax purposes.
(12)
Included within ‘Cash and cash equivalents’ on the Consolidated Statements of Assets and Liabilities.
(13)
The rate shown is the annualized seven-day yield as of September 30, 2026.
(14)
Assets are pledged as collateral for the Credit Facilities (as defined below). See Note 4 “Borrowings.”
(15)
The investment is on non-accrual status. See Note 2 “Significant Accounting Policies”.
(16)
Non-income producing investment.

P - Prime
PIK - Payment-In-Kind
S - SOFR

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Investments at Fair Value — 208.14%								(1)(2)(3)(4)(12)
US Corporate Debt — 205.04%
1st Lien/Senior Secured Debt — 204.54%
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	8.81% (S + 5.00%; 0.75% Floor)	12/22/2027	135,499	132,825	135,499	(6)(15)
AAH Topco, LLC	Health Care Providers & Services	Term Loan	9.06% (S + 5.25%; 0.75% Floor)	12/22/2027	2,556,714	2,526,466	2,556,714	(15)
AAH Topco, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.06% (S + 5.25%; 0.75% Floor)	12/22/2027	2,845,414	2,811,749	2,845,414	(15)
AAH Topco, LLC	Health Care Providers & Services	Revolver	— (S + 5.25%; 0.75% Floor)	12/22/2027	—	(3,084)	—	(6)(7)(15)
Admiral Buyer, Inc.	Financial Services	Delayed Draw Term Loan	8.77% (S + 5.00%; 0.75% Floor)	12/6/2029	52,015	51,471	52,015	(6)(15)
Admiral Buyer, Inc.	Financial Services	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	12/6/2029	201,049	199,349	200,044	(15)
Admiral Buyer, Inc.	Financial Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	12/6/2029	—	(155)	—	(6)(7)(15)
Admiral Buyer, Inc.	Financial Services	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	12/6/2029	3,955,040	3,910,939	3,935,265	(15)
Admiral Buyer, Inc.	Financial Services	Delayed Draw Term Loan	8.73% (S + 5.00%; 0.75% Floor)	12/6/2029	199,454	196,963	198,457	(15)
Admiral Buyer, Inc.	Financial Services	Revolver	— (S + 5.00%; 0.75% Floor)	12/6/2029	—	(5,039)	(2,438)	(6)(7)(15)
Ahead DB Holdings, LLC	IT Services	Term Loan	6.16% (S + 2.50%; 0.75% Floor)	2/1/2031	997,494	995,046	995,449	(10)(15)
Amercare Royal, LLC	Commercial Services & Supplies	Term Loan	8.71% (S + 5.00%; 1.00% Floor)	9/10/2030	1,000,598	992,128	985,589	(15)
Amercare Royal, LLC	Commercial Services & Supplies	Revolver	8.71% (S + 5.00%; 1.00% Floor)	9/10/2030	54,279	53,068	52,033	(6)(15)
Amercare Royal, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	— (S + 5.00%; 1.00% Floor)	9/10/2030	—	—	(2,321)	(6)(7)(15)
Amercare Royal, LLC	Commercial Services & Supplies	Delayed Draw Term Loan	8.71% (S + 5.00%; 1.00% Floor)	9/10/2030	159,354	158,040	156,964	(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.02% (S + 5.25%; 0.75% Floor)	9/16/2027	1,093,791	1,083,181	1,093,791	(6)(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.02% (S + 5.25%; 1.00% Floor)	9/16/2027	802,825	794,037	802,825	(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	9/16/2027	2,101,389	2,078,263	2,101,389	(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Revolver	— (S + 5.25%; 1.00% Floor)	9/16/2027	—	(3,401)	—	(6)(7)(15)
Amivie Acquisition, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.02% (S + 5.25%; 1.00% Floor)	9/16/2027	1,065,904	1,058,620	1,065,904	(15)
AppViewX, Inc.	Software	Term Loan	9.12% (S + 5.25%; 0.75% Floor)	12/24/2031	797,342	790,229	789,369	(15)
AppViewX, Inc.	Software	Revolver	— (S + 5.25%; 0.75% Floor)	12/24/2031	—	(854)	(997)	(6)(7)(15)
AppViewX, Inc.	Software	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/24/2031	—	—	—	(6)(15)
Aretec Group, Inc.	Financial Services	Term Loan	6.68% (S + 3.00%; 0.00% Floor)	8/9/2030	1,000,000	998,750	1,003,130	(10)(15)
ASCEND LEARNING, LLC	Professional Services	Term Loan	6.68% (S + 3.00%; 0.50% Floor)	12/11/2028	994,987	994,987	997,296	(10)(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
ASURION CORPORATION	Wireless Telecommunication Services	Term Loan	8.03% (S + 4.35%; 0.00% Floor)	8/19/2028	489,867	489,867	490,480	(10)(15)
Azurite Intermediate Holdings, Inc.	Software	Term Loan	9.71% (S + 6.00%; 0.75% Floor)	3/19/2031	919,753	908,365	915,154	(15)
Azurite Intermediate Holdings, Inc.	Software	Revolver	— (S + 6.50%; 0.75% Floor)	3/19/2031	—	(3,822)	(1,673)	(6)(7)(15)
Azurite Intermediate Holdings, Inc.	Software	Delayed Draw Term Loan	9.71% (S + 6.00%; 0.75% Floor)	3/19/2031	2,090,347	2,065,037	2,079,896	(15)
BHG Holdings, LLC	Health Care Providers & Services	Term Loan	9.34% (S + 5.50%; 0.75% Floor)	4/22/2032	1,846,322	1,816,324	1,832,474	(15)
BHG Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	4/22/2032	—	(4,183)	—	(6)(7)(15)
BHG Holdings, LLC	Health Care Providers & Services	Revolver	— (S + 5.25%; 0.75% Floor)	4/22/2032	—	(3,688)	(1,750)	(6)(7)(15)
Bonterra, LLC	Diversified Consumer Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	3/5/2032	818,111	810,642	816,066	(15)
Bonterra, LLC	Diversified Consumer Services	Delayed Draw Term Loan	8.68% (S + 4.75%; 0.75% Floor)	3/5/2032	88,889	88,101	88,667	(15)
Bonterra, LLC	Diversified Consumer Services	Revolver	8.43% (S + 4.75%; 0.75% Floor)	3/5/2032	13,333	12,521	13,111	(6)(15)
BOOTS GROUP BIDCO LTD	Personal Care Products	Term Loan	7.18% (S + 3.50%; 0.00% Floor)	8/30/2032	190,000	189,542	190,870	(10)(15)
BOXER PARENT COMPANY INC	Software	Term Loan	6.66% (S + 3.00%; 0.00% Floor)	7/30/2031	497,494	496,016	495,807	(10)(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	805,184	801,573	805,184	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	1,810,954	1,802,939	1,810,954	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	1,161,328	1,156,121	1,161,328	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	919,451	915,382	919,451	(15)
Bridgepointe Technologies, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.67% (S + 5.00%; 1.00% Floor)	12/31/2027	705,615	702,492	705,615	(15)
Brightspot Buyer, Inc.	Media	Term Loan	10.42% (S + 6.50%; 0.75% Floor)	11/16/2027	345,334	340,826	340,154	(15)
Brightspot Buyer, Inc.	Media	Term Loan	10.42% (S + 6.50%; 0.75% Floor)	11/16/2027	1,704,996	1,682,739	1,679,421	(15)
Brightspot Buyer, Inc.	Media	Revolver	— (S + 6.50%; 0.75% Floor)	11/16/2027	—	(2,448)	(3,025)	(6)(7)(15)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	6/30/2028	1,783,836	1,766,538	1,783,836	(15)
BSI2 Hold Nettle, LLC	Real Estate Management & Development	Revolver	8.42% (S + 4.75%; 0.75% Floor)	6/30/2028	46,094	43,946	46,094	(6)(15)
Businessolver.com, Inc.	Professional Services	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	12/3/2032	3,917,064	3,915,086	3,897,478	(15)
Businessolver.com, Inc.	Professional Services	Delayed Draw Term Loan	— (S + 4.50%; 0.75% Floor)	12/3/2032	—	(1,360)	(1,375)	(6)(7)(15)
Businessolver.com, Inc.	Professional Services	Revolver	— (S + 4.50%; 0.75% Floor)	12/3/2032	—	(1,212)	(1,226)	(6)(7)(15)
BV EMS Buyer, Inc.	Health Care Technology	Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	953,638	942,607	953,638	(15)
BV EMS Buyer, Inc.	Health Care Technology	Revolver	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	66,557	64,959	66,557	(6)(15)
BV EMS Buyer, Inc.	Health Care Technology	Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	191,170	189,259	191,170	(15)
BV EMS Buyer, Inc.	Health Care Technology	Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	1,274,121	1,259,308	1,274,121	(15)
BV EMS Buyer, Inc.	Health Care Technology	Delayed Draw Term Loan	9.06% (S + 5.25%; 1.00% Floor)	11/23/2027	1,284,990	1,270,128	1,284,990	(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
CD+R HYDRA BUYER INC	Machinery	Term Loan	7.78% (S + 4.10%; 0.00% Floor)	3/25/2031	994,937	987,902	993,693	(10)(15)
Cerifi, LLC	Banks	Term Loan	9.56% (S + 5.75%; 1.00% Floor)	3/31/2028	2,566,499	2,510,046	2,515,169	(15)
Cerifi, LLC	Banks	Revolver	9.56% (S + 5.75%; 1.00% Floor)	4/1/2027	137,122	134,878	134,379	(15)
CHAMBERLAIN GROUP INC	Electrical Equipment	Term Loan	6.43% (S + 2.75%; 0.00% Floor)	9/8/2032	597,000	597,000	597,872	(10)(15)
CLYDESDALE ACQ HOLDINGS INC.	Containers & Packaging	Term Loan	6.86% (S + 3.17%; 0.50% Floor)	4/13/2029	1,000,000	1,001,000	1,000,170	(10)(15)
Contruent Intermediate Company	Construction & Engineering	Term Loan	9.50% (S + 5.75%; 0.75% Floor)	11/14/2031	3,228,442	3,180,772	3,180,015	(15)
Contruent Intermediate Company	Construction & Engineering	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	11/14/2031	—	—	—	(6)(15)
Contruent Intermediate Company	Construction & Engineering	Revolver	— (S + 5.25%; 0.75% Floor)	11/14/2031	—	(3,645)	(3,725)	(6)(7)(15)
Cotiviti, Inc.	Health Care Technology	Term Loan	6.43% (S + 2.75%; 0.00% Floor)	5/1/2031	997,475	970,044	956,748	(10)(15)
DA Blocker Corp.	Diversified Consumer Services	Term Loan	8.42% (S + 4.75%; 0.75% Floor )	2/10/2032	705,882	699,498	700,588	(8)(15)
DA Blocker Corp.	Diversified Consumer Services	Revolver	— (S + 4.75%; 0.75% Floor)	2/10/2032	—	(650)	(551)	(6)(7)(8)(15)
DA Blocker Corp.	Diversified Consumer Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	2/10/2032	—	(967)	—	(6)(7)(8)(15)
Darktrace Finco US LLC	Software	Term Loan	6.91% (S + 3.25%; 0.00% Floor)	10/9/2031	997,487	992,500	1,000,520	(10)(15)
Datacor, Inc.	Chemicals	Term Loan	10.21% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/13/2029	5,580,915	5,577,276	5,580,915	(15)
Datacor, Inc.	Chemicals	Delayed Draw Term Loan	10.21% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/13/2029	1,398,379	1,398,379	1,398,379	(15)
Datacor, Inc.	Chemicals	Revolver	10.21% (S + 4.50%; 1.00% Floor; 2.00% PIK)	3/13/2029	87,068	87,068	87,068	(6)(15)
Deep Blue Operating I LLC	Oil, Gas & Consumable Fuels	Term Loan	6.43% (S + 2.75%; 0.00% Floor)	10/1/2032	610,000	608,475	611,397	(10)(15)
DeLorean Purchaser, Inc.	Health Care Technology	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	12/16/2031	863,043	851,566	858,728	(15)
DeLorean Purchaser, Inc.	Health Care Technology	Revolver	— (S + 4.75%; 0.75% Floor)	12/16/2031	—	(1,666)	(652)	(6)(7)(15)
DG Investment Intermediate Holdings 2, Inc.	Commercial Services & Supplies	Term Loan	7.43% (S + 3.75%; 0.00% Floor)	7/9/2032	510,000	510,000	510,000	(10)(15)
DIRECTV FINANCING LLC	Media	Term Loan	9.17% (S + 5.51%; 0.75% Floor)	8/2/2029	473,988	473,432	475,036	(10)(15)
DLRdmv, LLC	Automobiles	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	5/7/2032	866,680	858,600	862,346	(15)
DLRdmv, LLC	Automobiles	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	5/7/2032	—	(529)	—	(6)(7)(15)
DLRdmv, LLC	Automobiles	Revolver	— (S + 5.25%; 1.00% Floor)	5/7/2032	—	(1,056)	(581)	(6)(7)(15)
EET Buyer, Inc.	Construction & Engineering	Term Loan	8.59% (S + 4.75%; 0.75% Floor)	11/8/2027	1,332,713	1,328,916	1,322,718	(15)
EET Buyer, Inc.	Construction & Engineering	Term Loan	8.59% (S + 4.75%; 0.75% Floor)	11/8/2027	2,747,747	2,739,920	2,727,139	(15)
EET Buyer, Inc.	Construction & Engineering	Revolver	— (S + 5.00%; 0.75% Floor)	11/8/2027	—	(1,002)	(2,848)	(6)(7)(15)
Einstein Parent, Inc.	Software	Revolver	— (S + 6.50%; 0.75% Floor)	1/22/2031	—	(1,587)	(2,109)	(6)(7)(15)
Einstein Parent, Inc.	Software	Term Loan	10.35% (S + 6.50%; 0.75% Floor)	1/22/2031	906,250	890,112	885,859	(15)
EMBECTA CORP	Health Care Equipment & Supplies	Term Loan	6.68% (S + 3.00%; 0.50% Floor)	3/30/2029	430,382	429,231	430,829	(10)(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
EMRLD BORROWER LP	Electrical Equipment	Term Loan	5.82% (S + 2.25%; 0.00% Floor)	5/31/2030	417,900	416,929	418,715	(10)(15)
EMRLD BORROWER LP	Electrical Equipment	Term Loan	5.91% (S + 2.25%; 0.00% Floor)	8/4/2031	577,100	575,734	577,948	(10)(15)
Exterro, Inc.	Software	Revolver	— (S + 5.25%; 1.00% Floor)	6/1/2027	—	—	—	(6)(15)
Exterro, Inc.	Software	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	6/1/2027	2,170,566	2,152,537	2,170,566	(15)
Exterro, Inc.	Software	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	6/1/2027	—	(2,860)	—	(6)(7)(15)
Exterro, Inc.	Software	Term Loan	9.02% (S + 5.25%; 1.00% Floor)	6/1/2027	3,621,126	3,621,126	3,621,126	(15)
FirstEnroll LLC	Insurance	Term Loan	8.46% (S + 4.75%; 1.00% Floor)	9/19/2031	6,174,554	6,084,700	6,112,809	(15)
FirstEnroll LLC	Insurance	Revolver	— (S + 4.75%; 1.00% Floor)	9/19/2031	—	(5,132)	(3,590)	(6)(7)(15)
Foundation Risk Partners, Corp.	Insurance	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	10/29/2030	4,075,738	4,075,738	4,075,738	(15)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	5.50% (S + 4.75%; 0.75% Floor)	10/29/2030	886,444	886,444	886,444	(15)
Foundation Risk Partners, Corp.	Insurance	Revolver	8.42% (S + 4.75%; 0.75% Floor)	10/29/2029	111,782	111,782	111,782	(6)(15)
Foundation Risk Partners, Corp.	Insurance	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	10/29/2030	87,206	87,206	87,206	(15)
Foundation Risk Partners, Corp.	Insurance	Delayed Draw Term Loan	5.50% (S + 4.75%; 0.75% Floor)	10/29/2030	352,469	352,469	352,469	(15)
FULLSTEAM OPERATIONS, LLC	Diversified Consumer Services	Term Loan	9.11% (S + 5.25%; 0.75% Floor)	8/8/2031	4,589,741	4,546,083	4,555,318	(15)
FULLSTEAM OPERATIONS, LLC	Diversified Consumer Services	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	8/8/2031	—	(7,159)	(7,650)	(6)(7)(15)
FULLSTEAM OPERATIONS, LLC	Diversified Consumer Services	Revolver	— (S + 5.25%; 0.75% Floor)	8/8/2031	—	(4,768)	(3,825)	(6)(7)(15)
Fusion Holding, Corp.	Software	Term Loan	9.92% (S + 6.25%; 0.75% Floor)	9/14/2029	5,402,532	5,402,532	5,172,924	(15)
Fusion Holding, Corp.	Software	Revolver	2.% (S + 5.25%; 0.75% Floor)	9/15/2027	250,065	250,065	230,742	(6)(15)
Garnett Station Partners, LLC	Financial Services	Term Loan	9.18% (S + 5.50%; 2.00% Floor)	12/23/2031	1,655,330	1,626,361	1,626,361	(15)
Garnett Station Partners, LLC	Financial Services	Revolver	9.18% (S + 5.50%; 2.00% Floor)	12/23/2031	381,999	375,314	375,314	(15)
Greenhouse Software, Inc.	Professional Services	Term Loan	9.42% (S + 5.75%; 1.00% Floor)	9/1/2028	5,500,000	5,485,784	5,500,000	(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.42% (S + 5.75%; 0.75% Floor)	6/1/2029	279,568	271,354	271,581	(6)(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Term Loan	9.42% (S + 5.75%; 0.75% Floor)	6/1/2029	2,436,811	2,421,126	2,412,443	(15)
Greenlight Intermediate II, Inc.	Diversified Telecommunication Services	Delayed Draw Term Loan	9.42% (S + 5.75%; 0.75% Floor)	6/1/2029	3,063,189	3,043,565	3,032,557	(15)
GS AcquisitionCo, Inc.	Professional Services	Term Loan	8.92% (S + 5.25%; 1.00% Floor)	5/25/2028	782,965	780,727	777,093	(15)
GS AcquisitionCo, Inc.	Professional Services	Revolver	8.92% (S + 5.25%; 1.00% Floor)	5/25/2028	11,465	11,373	11,233	(6)(15)
GS AcquisitionCo, Inc.	Professional Services	Delayed Draw Term Loan	8.92% (S + 5.25%; 0.75% Floor)	5/25/2028	15,126	15,116	15,126	(6)(15)
GTCR EVEREST BORROWER LLC	Financial Services	Term Loan	6.43% (S + 2.75%; 0.00% Floor)	9/5/2031	358,200	357,777	359,393	(10)(15)
HIG Operations Holdings, INC	Insurance	Term Loan	8.21% (S + 4.50%; 1.00% Floor)	6/11/2031	4,856,815	4,856,815	4,856,815	(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
HireVue, Inc.	Professional Services	Term Loan	10.59% (S + 6.75%; 1.00% Floor)	5/3/2029	4,174,708	4,144,130	3,788,548	(15)
HireVue, Inc.	Professional Services	Revolver	10.56% (S + 6.75%; 1.00% Floor)	5/3/2029	540,811	537,041	490,786	(15)
HITRUST Services, LLC	Health Care Technology	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	3/15/2032	809,524	802,108	801,429	(15)
HITRUST Services, LLC	Health Care Technology	Revolver	— (S + 4.50%; 0.75% Floor)	3/14/2031	—	(1,655)	(1,905)	(6)(7)(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 5.75%; 1.00% Floor)	10/15/2027	—	(1,315)	—	(6)(7)(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Term Loan	9.57% (S + 5.75%; 1.00% Floor)	10/15/2027	1,040,670	1,040,670	1,040,670	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.57% (S + 5.75%; 1.00% Floor)	10/15/2027	656,472	656,472	656,472	(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Revolver	11.50% (S + 5.75%; 1.00% Floor)	10/15/2027	14,643	14,643	14,643	(6)(15)
Honor HN Buyer, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.57% (S + 5.75%; 1.00% Floor)	10/15/2027	979,499	977,316	979,499	(15)
Joink, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.00%; 1.00% Floor)	10/4/2030	—	(1,048)	(658)	(6)(7)(15)
Joink, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.71% (S + 5.00%; 1.00% Floor)	10/4/2030	562,254	552,775	557,140	(6)(15)
Joink, LLC	Diversified Telecommunication Services	Term Loan	8.71% (S + 5.00%; 1.00% Floor)	10/4/2030	1,231,096	1,215,641	1,221,863	(15)
Juniper Square, Inc.	Financial Services	Term Loan	8.53% (S + 4.75%; 0.75% Floor)	11/6/2031	5,405,405	5,351,351	5,351,351	(15)
Juniper Square, Inc.	Financial Services	Revolver	— (S + 4.75%; 0.75% Floor)	11/6/2031	—	(5,406)	(5,406)	(6)(7)(15)
Juniper Square, Inc.	Financial Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	11/6/2031	—	(12,162)	(12,162)	(6)(7)(15)
Juniper Square, Inc.	Financial Services	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	11/6/2031	—	—	—	(6)(15)
KPA Parent Holdings, Inc	Automobiles	Term Loan	8.21% (S + 4.50%; 0.75% Floor)	3/12/2032	804,598	797,441	804,598	(15)
KPA Parent Holdings, Inc	Automobiles	Delayed Draw Term Loan	— (S + 4.50%; 0.75% Floor)	3/12/2032	—	(511)	—	(6)(7)(15)
KPA Parent Holdings, Inc	Automobiles	Revolver	— (S + 4.50%; 0.75% Floor)	3/12/2032	—	(716)	—	(6)(7)(15)
Last Dance Intermediate I(C), LLC	Diversified Telecommunication Services	Term Loan	8.96% (S + 5.25%; 0.75% Floor)	3/31/2031	661,017	652,065	659,364	(15)
Last Dance Intermediate I(C), LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	8.96% (S + 5.25%; 0.75% Floor)	3/31/2031	144,195	140,455	144,195	(6)(15)
Last Dance Intermediate I(C), LLC	Diversified Telecommunication Services	Revolver	— (S + 5.25%; 0.75% Floor)	3/31/2031	—	(1,521)	(343)	(6)(7)(15)
Last Dance Intermediate I(C), LLC	Diversified Telecommunication Services	Term Loan	8.96% (S + 5.25%; 0.75% Floor)	3/31/2031	669,450	663,311	667,777	(15)
LeadVenture, Inc.	Automobile Components	Term Loan	8.92% (S + 4.75%; 0.75% Floor)	6/23/2032	4,306,873	4,245,753	4,306,873	(15)
LeadVenture, Inc.	Automobile Components	Delayed Draw Term Loan	8.92% (S + 4.75%; 0.75% Floor)	6/23/2032	270,717	263,122	270,717	(6)(15)
LeadVenture, Inc.	Automobile Components	Revolver	8.57% (S + 4.75%; 0.75% Floor)	6/23/2032	82,241	76,525	82,241	(6)(15)
Level Data, LLC	Software	Term Loan	9.32% (S + 5.50%; 0.75% Floor)	3/5/2031	1,009,161	999,854	999,069	(15)
Level Data, LLC	Software	Delayed Draw Term Loan	— (S + 5.50%; 0.75% Floor)	3/5/2031	—	(1,343)	(1,551)	(6)(7)(15)
Level Data, LLC	Software	Revolver	9.32% (S + 5.50%; 0.75% Floor)	3/5/2031	62,015	61,010	60,852	(6)(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
LIBERTY TIRE RECYCL HOLDCO LLC	Automobile Components	Term Loan	7.43% (S + 3.75%; 0.00% Floor)	10/28/2030	500,000	497,500	500,000	(10)(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	11/24/2031	411,765	408,143	408,676	(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	8.85% (S + 5.00%; 0.75% Floor)	11/24/2031	378,353	374,646	374,824	(6)(15)
LivTech Purchaser, Inc.	Health Care Providers & Services	Revolver	— (S + 5.00%; 0.75% Floor)	11/24/2031	—	(993)	(882)	(6)(7)(15)
Mastery Acquisition Corp.	Diversified Consumer Services	Term Loan	8.92% (S + 5.25%; 1.00% Floor)	9/7/2029	1,213,268	1,213,268	1,213,268	(15)
Mavenlink, Inc.	Professional Services	Term Loan	9.49% (S + 5.50%; 0.75% Floor)	6/1/2029	2,133,104	2,073,939	2,079,777	(15)
Mavenlink, Inc.	Professional Services	Revolver	9.36% (S + 5.50%; 0.75% Floor)	6/1/2029	170,894	167,111	164,139	(6)(15)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	8.92% (S + 5.00%; 1.00% Floor)	4/16/2027	51,617	51,278	51,488	(15)
MBS Holdings, Inc.	Diversified Telecommunication Services	Term Loan	8.92% (S + 5.00%; 1.00% Floor)	4/16/2027	4,345,676	4,325,023	4,334,812	(15)
MediaLab Solutions, LLC	Health Care Technology	Term Loan	8.71% (S + 5.00%; 0.75% Floor)	8/11/2031	3,595,958	3,561,787	3,559,998	(15)
MediaLab Solutions, LLC	Health Care Technology	Revolver	— (S + 5.00%; 0.75% Floor)	8/11/2031	—	(3,302)	(3,528)	(6)(7)(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Term Loan	9.52% (S + 5.75%; 0.75% Floor)	9/30/2027	1,027,602	1,007,402	1,017,326	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Delayed Draw Term Loan	9.52% (S + 5.75%; 0.75% Floor)	9/30/2027	428,099	419,725	423,818	(15)
Medical Management Resource Group, L.L.C.	Health Care Providers & Services	Revolver	9.53% (S + 5.75%; 0.75% Floor)	9/30/2026	33,647	32,702	32,806	(6)(15)
Metropolis Technologies, Inc.	Commercial Services & Supplies	Term Loan	8.93% (S + 5.25%; 0.00% Floor)	11/3/2032	1,000,000	990,209	990,000	(10)(15)
Mist Holding Co.	Health Care Technology	Term Loan	8.92% (S + 5.25%; 0.75% Floor)	12/23/2030	485,909	481,698	485,909	(15)
Mist Holding Co.	Health Care Technology	Delayed Draw Term Loan	9.09% (S + 5.25%; 0.75% Floor)	12/23/2030	272,727	270,459	272,727	(15)
Mist Holding Co.	Health Care Technology	Revolver	8.93% (S + 5.25%; 0.75% Floor)	12/23/2030	30,303	29,253	30,303	(6)(15)
Mist Holding Co.	Health Care Technology	Delayed Draw Term Loan	— (S + 5.25%; 0.75% Floor)	12/23/2030	—	(5,420)	—	(6)(7)(15)
MJH HEALTHCARE HOLDINGS LLC	Media	Term Loan	7.43% (S + 3.75%; 0.00% Floor)	12/18/2032	1,000,000	965,000	915,000	(10)(15)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Term Loan	9.58% (S + 5.75%; 1.00% Floor)	2/15/2029	3,698,327	3,686,121	3,698,327	(15)
MMP Intermediate, LLC	Hotels, Restaurants & Leisure	Revolver	— (S + 6.25%; 1.00% Floor)	2/15/2029	—	(722)	—	(6)(7)(15)
Moon Buyer, Inc.	Software	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	4/21/2031	2,833,823	2,823,740	2,833,823	(15)
Moon Buyer, Inc.	Software	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	4/21/2031	261,667	260,739	261,667	(15)
MPH ACQUISITION HOLDINGS LLC	Financial Services	Term Loan	7.41% (S + 3.75%; 0.50% Floor)	12/31/2030	497,494	492,769	497,742	(10)(15)
Mr. Greens Intermediate, LLC	Food Products	Term Loan	9.70% (S + 5.75%; 1.00% Floor)	5/1/2031	2,021,919	2,021,919	2,021,919	(15)
Mr. Greens Intermediate, LLC	Food Products	Delayed Draw Term Loan	9.71% (S + 5.75%; 1.00% Floor)	5/1/2031	178,579	178,579	178,579	(6)(15)
Mr. Greens Intermediate, LLC	Food Products	Revolver	9.65% (S + 5.75%; 1.00% Floor)	5/1/2031	164,878	164,012	164,878	(6)(15)
Mr. Greens Intermediate, LLC	Food Products	Term Loan	9.70% (S + 5.75%; 1.00% Floor)	5/1/2031	331,156	326,523	331,156	(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	4/9/2029	1,588,099	1,565,370	1,564,277	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	— (S + 5.50%; 1.00% Floor)	4/9/2029	—	(2,981)	(3,340)	(6)(7)(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Term Loan	9.49% (S + 5.50%; 1.00% Floor)	4/9/2029	3,285,579	3,238,165	3,236,296	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	9.31% (S + 5.50%; 1.00% Floor)	4/9/2029	256,663	252,965	252,813	(15)
MSP Global Holdings, Inc.	Technology Hardware, Storage & Peripherals	Revolver	9.31% (S + 5.50%; 1.00% Floor)	4/9/2029	180,023	172,641	171,890	(6)(15)
Nasuni Corporation	Software	Term Loan	8.67% (S + 5.00%; 0.75% Floor)	9/10/2030	1,515,838	1,497,817	1,496,890	(15)
Nasuni Corporation	Software	Revolver	— (S + 5.00%; 0.75% Floor)	9/10/2030	—	(3,720)	(3,948)	(6)(7)(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	311,308	309,178	309,751	(15)
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	592,514	586,865	589,552	(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	1,648,813	1,637,491	1,640,569	(15)
Navigate360, LLC	Diversified Consumer Services	Delayed Draw Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	754,891	749,726	751,116	(15)
Navigate360, LLC	Diversified Consumer Services	Revolver	— (S + 5.50%; 1.00% Floor)	3/17/2027	—	(1,667)	(1,300)	(6)(7)(15)
Navigate360, LLC	Diversified Consumer Services	Term Loan	9.31% (S + 5.50%; 1.00% Floor)	3/17/2027	566,034	562,162	563,204	(15)
NC Topco, LLC	Banks	Term Loan	8.21% (S + 4.50%; 0.75% Floor)	9/1/2031	1,364,721	1,350,026	1,364,721	(15)
NC Topco, LLC	Banks	Revolver	— (S + 4.50%; 0.75% Floor)	9/1/2031	—	(1,265)	—	(6)(7)(15)
NC Topco, LLC	Banks	Delayed Draw Term Loan	— (S + 2.50%; 0.75% Floor)	8/29/2031	—	(1,575)	—	(6)(7)(15)
Nexus Buyer LLC	Financial Services	Term Loan	7.18% (S + 3.50%; 0.00% Floor)	7/31/2031	498,744	495,938	491,317	(10)(15)
NMI Acquisitionco, Inc.	Financial Services	Term Loan	8.31% (S + 4.50%; 0.75% Floor)	9/6/2028	2,384,896	2,336,881	2,367,009	(15)
NMI Acquisitionco, Inc.	Financial Services	Revolver	— (S + 4.50%; 0.75% Floor)	9/6/2028	—	(3,682)	(1,480)	(6)(7)(15)
NMI Acquisitionco, Inc.	Financial Services	Term Loan	8.31% (S + 4.50%; 0.75% Floor)	9/6/2028	356,130	348,960	353,459	(15)
NMI Acquisitionco, Inc.	Financial Services	Term Loan	8.31% (S + 4.50%; 0.75% Floor)	9/6/2028	96,714	94,767	95,988	(15)
NMI Acquisitionco, Inc.	Financial Services	Term Loan	8.31% (S + 4.50%; 0.75% Floor)	9/6/2028	1,288,851	1,262,903	1,279,185	(15)
NMI Acquisitionco, Inc.	Financial Services	Delayed Draw Term Loan	8.31% (S + 4.50%; 0.75% Floor)	9/6/2028	1,272,859	1,247,375	1,263,313	(15)
OLYMPUS WATER US HOLDING CORP	Chemicals	Term Loan	6.93% (S + 3.25%; 0.00% Floor)	11/3/2032	500,000	498,776	496,565	(10)(15)
ONEDIGITAL BORROWER LLC	Insurance	Term Loan	6.68% (S + 3.00%; 0.50% Floor)	7/2/2031	497,475	497,475	498,107	(10)(15)
OPOC Acquisition, LLC	Insurance	Revolver	— (S + 5.00%; 1.00% Floor)	12/20/2030	—	(906)	(699)	(6)(7)(15)
OPOC Acquisition, LLC	Insurance	Delayed Draw Term Loan	8.87% (S + 5.00%; 1.00% Floor)	12/20/2030	20,979	19,759	20,542	(6)(15)
OPOC Acquisition, LLC	Insurance	Term Loan	8.98% (S + 5.00%; 1.00% Floor)	12/20/2030	749,580	739,648	742,085	(15)
Orbit Private Holdings I Ltd	Financial Services	Term Loan	7.43% (S + 3.75%; 0.50% Floor)	12/10/2031	861,022	856,717	863,984	(10)(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Pace Health Companies, LLC	Health Care Providers & Services	Term Loan	9.07% (S + 5.25%; 1.00% Floor)	8/2/2027	2,753,287	2,753,287	2,753,287	(15)
Pace Health Companies, LLC	Health Care Providers & Services	Delayed Draw Term Loan	— (S + 5.25%; 1.00% Floor)	8/2/2027	—	(6,333)	—	(6)(7)(15)
Pamlico Avant Holdings, L.P.	Diversified Telecommunication Services	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	12/31/2032	7,093,586	7,022,671	7,022,650	(15)
Pamlico Avant Holdings, L.P.	Diversified Telecommunication Services	Revolver	8.17% (S + 4.50%; 0.75% Floor)	12/31/2032	95,946	86,351	86,351	(6)(15)
Patriot Acquireco L.L.C.	Hotels, Restaurants & Leisure	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	9/7/2032	6,287,605	6,226,926	6,224,729	(15)
Patriot Acquireco L.L.C.	Hotels, Restaurants & Leisure	Revolver	8.17% (S + 4.50%; 0.75% Floor)	9/3/2032	126,067	120,043	119,764	(6)(15)
PHOENIX AVIATION CAPITAL LLC	Aerospace & Defense	Term Loan	6.93% (S + 3.25%; 0.00% Floor)	11/5/2032	500,000	495,000	494,690	(10)(15)
PHRG INTERMEDIATE LLC	Diversified Consumer Services	Term Loan	7.57% (S + 4.00%; 0.00% Floor)	2/20/2032	497,500	495,013	493,769	(10)(15)
Ping Identity Holding Corp.	Software	Term Loan	6.43% (S + 2.75%; 0.00% Floor)	11/15/2032	1,000,000	997,500	1,001,250	(10)(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.66% (S + 5.75%; 1.00% Floor)	1/4/2027	914,009	914,009	893,443	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.66% (S + 5.75%; 1.00% Floor)	1/4/2027	69,611	69,611	68,045	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.57% (S + 5.75%; 1.00% Floor)	1/4/2027	76,880	76,880	75,150	(15)
Pinnacle Treatment Centers, Inc.	Health Care Providers & Services	Term Loan	9.57% (S + 5.75%; 1.00% Floor)	1/4/2027	36,948	36,948	36,117	(15)
Priority OnDemand Midco 2, L.P.	Health Care Equipment & Supplies	Term Loan	9.13% (S + 5.25%; 1.00% Floor)	7/17/2028	3,146,968	3,146,968	3,146,968	(15)
Priority OnDemand Midco 2, L.P.	Health Care Equipment & Supplies	Delayed Draw Term Loan	9.13% (S + 5.25%; 1.00% Floor)	7/17/2028	74,824	74,679	74,824	(6)(15)
Prism Bidco, Inc.	Health Care Technology	Term Loan	8.68% (S + 5.00%; 0.00% Floor)	10/15/2032	360,000	342,000	346,500	(10)(15)
Quest Analytics Inc.	Health Care Technology	Term Loan	8.11% (S + 4.25%; 0.50% Floor)	11/10/2032	6,164,609	6,133,786	6,133,786	(15)
Quest Analytics Inc.	Health Care Technology	Delayed Draw Term Loan	— (S + 4.25%; 0.50% Floor)	11/10/2032	—	(6,849)	(6,849)	(6)(7)(15)
Quest Analytics Inc.	Health Care Technology	Revolver	— (S + 4.25%; 0.50% Floor)	11/10/2032	—	(5,479)	(5,479)	(6)(7)(15)
QUIDELORTHO CORP	Health Care Equipment & Supplies	Term Loan	7.68% (S + 4.00%; 0.00% Floor)	8/20/2032	498,750	489,206	498,127	(10)(15)
Quirch Foods Holdings, LLC	Food Products	Term Loan	10.34% (S + 6.50%; 1.00% Floor)	11/12/2030	4,347,242	4,303,770	4,303,770	(15)
Quirch Foods Holdings, LLC	Food Products	Delayed Draw Term Loan	— (S + 6.50%; 1.00% Floor)	11/12/2030	—	(2,221)	(2,249)	(6)(7)(15)
Ranger Buyer, Inc.	Commercial Services & Supplies	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/20/2028	5,401,786	5,364,673	5,401,786	(15)
Ranger Buyer, Inc.	Commercial Services & Supplies	Revolver	— (S + 4.75%; 0.75% Floor)	11/18/2027	—	(1,945)	—	(6)(7)(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Term Loan	9.17% (S + 5.50%; 1.00% Floor)	6/20/2028	2,234,243	2,227,633	2,234,243	(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.17% (S + 5.50%; 1.00% Floor)	6/19/2028	1,953,552	1,947,959	1,953,552	(15)
Redwood Family Care Network, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.17% (S + 5.50%; 1.00% Floor)	6/19/2028	1,213,865	1,210,296	1,213,865	(15)
REP TEC Intermediate Holdings, Inc.	Professional Services	Term Loan	8.42% (S + 4.75%; 1.00% Floor)	5/30/2031	5,403,755	5,403,755	5,390,245	(15)
REP TEC Intermediate Holdings, Inc.	Professional Services	Revolver	— (S + 4.75%; 1.00% Floor)	5/30/2031	—	—	(242)	(6)(7)(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Ridge Trail US Bidco, Inc.	Capital Markets	Term Loan	8.37% (S + 4.50%; 0.75% Floor)	9/30/2031	771,018	761,026	771,018	(8)(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	9/30/2031	—	(1,654)	—	(6)(7)(8)(15)
Ridge Trail US Bidco, Inc.	Capital Markets	Revolver	8.37% (S + 4.50%; 0.75% Floor)	3/30/2031	24,170	23,073	24,170	(6)(8)(15)
RYAN LLC	Professional Services	Term Loan	7.18% (S + 3.50%; 0.00% Floor)	1/28/2029	500,000	497,500	492,915	(10)(15)
Saab Purchaser, Inc.	Banks	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/12/2031	707,420	701,203	707,420	(15)
Saab Purchaser, Inc.	Banks	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/12/2031	191,011	189,405	191,011	(15)
Saab Purchaser, Inc.	Banks	Revolver	— (S + 4.75%; 0.75% Floor)	11/12/2031	—	(3,745)	—	(6)(7)(15)
Saab Purchaser, Inc.	Banks	Term Loan	8.42% (S + 4.75%; 0.75% Floor)	11/12/2031	2,384,615	2,361,603	2,384,615	(15)
Saab Purchaser, Inc.	Banks	Delayed Draw Term Loan	— (S + 4.75%; 0.75% Floor)	11/12/2031	—	(11,026)	—	(6)(7)(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	87,670	86,383	87,670	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	4,359,678	4,359,678	4,359,678	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Delayed Draw Term Loan	8.17% (S + 4.50%; 1.00% Floor)	9/15/2028	1,042,941	1,042,941	1,042,941	(15)
Sako and Partners Lower Holdings LLC	Real Estate Management & Development	Revolver	8.20% (S + 4.50%; 1.00% Floor)	9/15/2028	101,602	101,461	101,602	(6)(15)
Salisbury House, LLC	Diversified Consumer Services	Term Loan	8.72% (S + 5.00%; 0.75% Floor)	8/18/2032	7,092,936	7,023,025	7,022,006	(15)
Salisbury House, LLC	Diversified Consumer Services	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	8/18/2032	—	(6,768)	—	(6)(7)(15)
Salisbury House, LLC	Diversified Consumer Services	Revolver	8.71% (S + 5.00%; 0.75% Floor)	8/18/2032	142,620	133,603	133,112	(6)(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.39% (S + 5.50%; 1.00% Floor)	6/28/2028	146,241	146,241	146,241	(6)(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Term Loan	9.27% (S + 5.50%; 1.00% Floor)	6/28/2028	1,779,226	1,779,226	1,543,479	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Delayed Draw Term Loan	9.27% (S + 5.50%; 1.00% Floor)	6/28/2028	355,243	353,895	308,174	(15)
Sandstone Care Holdings, LLC	Health Care Providers & Services	Revolver	9.27% (S + 5.50%; 1.00% Floor)	6/28/2028	322,658	322,658	279,906	(15)
Sauce Labs Inc	Software	Revolver	— (S + 5.50%; 1.00% Floor)	8/16/2027	—	(4,979)	(13,757)	(6)(7)(15)
Sauce Labs Inc	Software	Delayed Draw Term Loan	9.94% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	761,819	753,663	740,869	(15)
Sauce Labs Inc	Software	Term Loan	9.94% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	2,928,407	2,893,819	2,847,876	(15)
Sauce Labs Inc	Software	Delayed Draw Term Loan	9.94% (S + 5.50%; 1.00% Floor; 0.50% PIK)	8/16/2027	322,875	321,049	313,996	(15)
Second Nature Brands, Inc.	Real Estate Management & Development	Term Loan	10.10% (S + 6.00%; 1.00% Floor)	2/6/2031	800,375	789,632	794,372	(15)
Second Nature Brands, Inc.	Real Estate Management & Development	Revolver	— (S + 6.00%; 1.00% Floor)	2/6/2031	—	(1,140)	(667)	(6)(7)(15)
Serrano Parent, LLC	Software	Term Loan	10.36% (S + 6.50%; 1.00% Floor)	5/13/2030	5,500,000	5,413,496	5,252,500	(15)
Serrano Parent, LLC	Software	Revolver	— (S + 6.50%; 1.00% Floor)	5/13/2030	—	(7,882)	(24,345)	(6)(7)(15)
Slipstream IT, LLC	Software	Term Loan	8.21% (S + 4.50%; 0.75% Floor)	8/1/2031	3,104,424	3,075,048	3,073,380	(15)
Slipstream IT, LLC	Software	Delayed Draw Term Loan	— (S + 4.50%; 0.75% Floor)	8/1/2031	—	(2,419)	(2,594)	(6)(7)(15)
Slipstream IT, LLC	Software	Revolver	— (S + 4.50%; 0.75% Floor)	8/1/2031	—	(4,834)	(5,187)	(6)(7)(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Soladoc, LLC	Health Care Equipment & Supplies	Term Loan	8.76% (S + 5.00%; 0.75% Floor)	6/12/2028	2,304,698	2,248,755	2,258,604	(15)
Soladoc, LLC	Health Care Equipment & Supplies	Revolver	— (S + 5.00%; 0.75% Floor)	6/12/2028	—	(5,195)	(4,610)	(6)(7)(15)
Synechron, Inc.	IT Services	Term Loan	7.41% (S + 3.75%; 0.00% Floor)	10/3/2031	498,744	492,709	495,003	(10)(15)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Term Loan	8.17% (S + 4.75%; 0.75% Floor)	2/2/2032	2,287,927	2,267,295	2,282,207	(15)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Delayed Draw Term Loan	8.42% (S + 4.75%; 0.75% Floor)	2/2/2032	525,229	519,273	525,229	(6)(15)
Tau Buyer, LLC	Technology Hardware, Storage & Peripherals	Revolver	8.40% (S + 4.75%; 0.75% Floor)	2/2/2032	47,748	45,148	47,002	(6)(15)
Telcor Buyer, Inc.	Health Care Technology	Term Loan	8.06% (S + 4.25%; 1.00% Floor)	8/20/2027	2,596,300	2,592,839	2,596,300	(15)
Telcor Buyer, Inc.	Health Care Technology	Revolver	— (S + 4.25%; 1.00% Floor)	8/20/2027	—	(141)	—	(6)(7)(15)
Telesoft Holdings, LLC	Diversified Telecommunication Services	Term Loan	9.56% (S + 5.75%; 1.00% Floor)	12/16/2026	1,400,973	1,400,992	1,397,471	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	9.99% (S + 6.00%; 1.00% Floor)	12/31/2026	957,467	957,467	957,467	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.99% (S + 6.00%; 1.00% Floor)	12/31/2026	225,773	225,346	225,773	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.99% (S + 6.00%; 1.00% Floor)	12/31/2026	363,625	362,937	363,625	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Delayed Draw Term Loan	9.97% (S + 6.00%; 1.00% Floor)	12/31/2026	401,167	400,409	401,167	(15)
The Center for Orthopedic and Research Excellence, Inc.	Health Care Providers & Services	Term Loan	10.02% (S + 6.00%; 1.00% Floor)	12/31/2026	752,538	752,538	752,538	(15)
TKO WORLDWIDE HOLDINGS LLC.	Entertainment	Term Loan	5.66% (S + 2.00%; 0.00% Floor)	11/21/2031	497,500	496,312	499,500	(10)(15)
TMA Buyer LLC	Software	Term Loan	8.82% (S + 5.00%; 0.75% Floor)	4/30/2031	1,656,708	1,641,586	1,640,141	(15)
TMA Buyer LLC	Software	Delayed Draw Term Loan	8.82% (S + 5.00%; 0.75% Floor)	4/30/2031	435,517	431,586	433,340	(15)
TMA Buyer LLC	Software	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	4/30/2031	—	—	—	(6)(15)
TMA Buyer LLC	Software	Revolver	— (S + 5.00%; 0.75% Floor)	4/30/2031	—	(1,551)	(1,742)	(6)(7)(15)
Towerco IV Holdings, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	7.58% (S + 3.75%; 1.00% Floor)	8/31/2028	6,267,225	6,267,225	6,267,225	(6)(15)
UFS, LLC	Banks	Term Loan	8.50% (S + 4.75%; 0.75% Floor)	10/14/2031	5,436,143	5,383,323	5,381,781	(15)
UFS, LLC	Banks	Revolver	8.50% (S + 4.75%; 0.75% Floor)	10/14/2031	86,288	82,934	82,836	(6)(15)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	722,509	719,020	722,509	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	85,879	85,464	85,879	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	180,967	180,093	180,967	(15)
Ungerboeck Systems International, LLC	Leisure Products	Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2029	38,657	38,928	38,657	(15)
Ungerboeck Systems International, LLC	Leisure Products	Delayed Draw Term Loan	9.04% (S + 5.25%; 1.00% Floor)	4/30/2027	122,565	121,973	122,565	(15)
Ungerboeck Systems International, LLC	Leisure Products	Revolver	— (S + 5.25%; 1.00% Floor)	4/30/2029	—	(78)	—	(6)(7)(15)
UNIVISION COMMUNICATIONS INC.	Media	Term Loan	7.30% (S + 3.61%; 0.50% Floor)	1/31/2029	489,994	488,105	488,308	(10)(15)
Unlimited Technology Holdings, LLC	Health Care Technology	Term Loan	8.17% (S + 4.50%; 0.75% Floor)	3/12/2032	877,941	873,930	877,941	(15)
Unlimited Technology Holdings, LLC	Health Care Technology	Revolver	— (S + 4.50%; 0.75% Floor)	3/12/2032	—	(522)	—	(6)(7)(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Vectra AI, Inc.	Software	Revolver	— (S + 5.25%; 1.00% Floor)	3/2/2028	—	(920)	(1,414)	(6)(7)(15)
Vectra AI, Inc.	Software	Term Loan	9.20% (S + 5.25%; 1.00% Floor)	3/2/2028	2,770,990	2,741,476	2,743,280	(15)
Vectra AI, Inc.	Software	Delayed Draw Term Loan	9.20% (S + 5.25%; 1.00% Floor)	3/2/2028	534,780	526,802	525,899	(6)(15)
Vehlo Purchaser, LLC	Automobiles	Term Loan	9.22% (S + 5.50%; 0.75% Floor)	5/24/2028	460,379	456,934	460,379	(15)
Vehlo Purchaser, LLC	Automobiles	Term Loan	8.96% (S + 5.50%; 0.75% Floor)	5/24/2028	4,285,714	4,258,285	4,285,714	(15)
Vehlo Purchaser, LLC	Automobiles	Delayed Draw Term Loan	9.21% (S + 5.50%; 0.75% Floor)	5/24/2028	1,190,476	1,182,897	1,190,476	(15)
Vehlo Purchaser, LLC	Automobiles	Revolver	— (S + 5.50%; 0.75% Floor)	5/24/2028	—	(3,857)	—	(6)(7)(15)
Velocity Holdco III Inc.	Commercial Services & Supplies	Term Loan	9.42% (S + 5.50%; 1.00% Floor)	5/31/2029	4,425,365	4,425,365	4,425,365	(15)
Veracross LLC	Diversified Consumer Services	Delayed Draw Term Loan	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	270,673	270,673	270,673	(6)(15)
Veracross LLC	Diversified Consumer Services	Term Loan	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	5,207,834	5,162,986	5,207,834	(15)
Veracross LLC	Diversified Consumer Services	Delayed Draw Term Loan	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	645,835	640,320	645,835	(15)
Veracross LLC	Diversified Consumer Services	Revolver	10.31% (S + 6.50%; 1.00% Floor)	12/28/2027	81,756	78,498	81,756	(6)(15)
VESTIS CORPORATION	Commercial Services & Supplies	Term Loan	5.91% (S + 2.25%; 0.00% Floor)	2/22/2031	1,000,000	952,614	912,500	(10)(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Term Loan	9.17% (S + 5.50%; 0.75% Floor)	3/21/2031	1,723,847	1,702,660	1,715,228	(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.17% (S + 5.50%; 0.75% Floor)	3/21/2031	1,723,847	1,703,798	1,715,228	(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Revolver	— (S + 5.50%; 0.75% Floor)	3/21/2030	—	(4,660)	(2,155)	(6)(7)(15)
Visionary Buyer, LLC	Diversified Telecommunication Services	Delayed Draw Term Loan	9.17% (S + 5.50%; 0.75% Floor)	3/21/2031	110,000	105,132	110,000	(6)(15)
VS Buyer, LLC	Software	Term Loan	5.91% (S + 2.25%; 0.00% Floor)	4/12/2031	498,750	493,763	499,997	(10)(15)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	8.36% (S + 4.50%; 1.00% Floor)	10/2/2028	104,894	104,220	104,894	(6)(15)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	— (S + 4.50%; 1.00% Floor)	10/2/2028	—	(687)	—	(6)(7)(15)

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	8.48% (S + 4.50%; 1.00% Floor)	10/2/2028	2,351,713	2,351,713	2,351,713	(15)
Wealth Enhancement Group, LLC	Financial Services	Revolver	— (S + 4.50%; 1.00% Floor)	10/2/2028	—	(28)	—	(6)(7)(15)
Wealth Enhancement Group, LLC	Financial Services	Delayed Draw Term Loan	8.48% (S + 4.50%; 1.00% Floor)	10/2/2028	520,860	520,860	520,860	(15)
Zendesk, Inc.	Software	Delayed Draw Term Loan	8.68% (S + 5.00%; 0.75% Floor)	11/22/2028	790,158	784,963	790,158	(15)
Zendesk, Inc.	Software	Revolver	— (S + 5.00%; 0.75% Floor)	11/22/2028	—	—	—	(6)(15)
Zendesk, Inc.	Software	Term Loan	8.68% (S + 5.00%; 0.75% Floor)	11/22/2028	4,900,557	4,900,557	4,900,557	(15)
Zendesk, Inc.	Software	Delayed Draw Term Loan	— (S + 5.00%; 0.75% Floor)	11/22/2028	—	(4,147)	—	(6)(7)(15)
Total U.S. 1st Lien/Senior Secured Debt						333,836,592	333,424,031

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Industry	Facility Type	Interest	Maturity	Funded Par Amount	Cost	Fair Value	Tickmarks
2nd Lien/Junior Secured Debt — 0.50%
Symplr Software, Inc.	Health Care Technology	Term Loan	11.81% (S + 7.87%; 0.75% Floor)	12/22/2028	988,342	926,748	812,911	(15)
Total U.S. 2nd Lien/Junior Secured Debt						926,748	812,911
Total U.S Corporate Debt						334,763,340	334,236,942

UK Corporate Debt — 0.56%
UK 1st Lien/Senior Secured Debt — 0.56%
Labvantage Systems Limited	Pharmaceuticals	Term Loan	9.10% (S + 5.25%; 1.00% Floor)	12/23/2030	917,271	902,759	910,392	(8)(15)
Labvantage Solutions Inc.	Pharmaceuticals	Revolver	— (S + 5.25%; 1.00% Floor)	12/23/2030	—	(1,122)	(533)	(6)(7)(8)(15)
Total UK 1st Lien/Senior Secured Debt						901,637	909,859
Total UK Corporate Debt						901,637	909,859

Canadian Corporate Debt — 0.85%
Canadian 1st Lien/Senior Secured Debt — 0.85%
RevauAdvanced Underwriting Inc.	Insurance	Term Loan	8.46% (S + 4.75%; 0.75% Floor)	5/10/2032	1,389,287	1,376,374	1,375,395	(8)(15)
RevauAdvanced Underwriting Inc.	Insurance	Delayed Draw Term Loan	8.46% (S + 4.75%; 0.75% Floor)	5/10/2032	12,133	9,308	9,085	(6)(8)(15)
Total Canada 1st Lien/Senior Secured Debt						1,385,682	1,384,480
Total Canadian Corporate Debt						1,385,682	1,384,480

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Class/Series	Shares	Cost	Fair Value	Tickmarks
U.S. Investment Companies — 1.69%
AB EQUITY INVESTORS, L.P.	LP Interests	2,493,075	2,493,075	2,755,419	(8)(11)(16)
Total U.S. Investment Companies			2,493,075	2,755,419

Total Investments — 208.14%			339,543,734	339,286,700

See Notes to Consolidated Financial Statements

AB Private Lending Fund

Consolidated Schedule of Investments as of December 31, 2025

Portfolio Company	Yield	Shares	Cost	Fair value	Tickmarks
Cash Equivalents — 2.86%
US BANK MMDA GCTS	3.73%	4,663,819	4,663,819	4,663,819	(9)(13)(14)
Total Cash Equivalents			4,663,819	4,663,819

Cash — 1.71%
US Dollar		2,785,298	2,785,298	2,785,298	(13)
Total Cash			2,785,298	2,785,298
TOTAL CASH AND CASH EQUIVALENTS			7,449,117	7,449,117
LIABILITIES IN EXCESS OF OTHER ASSETS — (112.71%)				(183,727,570)
NET ASSETS — 100.00%				163,008,247

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

September 30, 2026

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

The Fund is offering on a continuous basis up to $1.0 billion of its common shares of beneficial interest (“Common Shares”) pursuant to an offering registered with the SEC (the “Offering”). The Fund is offering to sell any combination of three classes of Common Shares, Class S shares, Class D shares, and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing distribution and/or shareholder servicing fees. The purchase price per share for each class of Common Shares equals the net asset value (“NAV”) per share as of the effective date of the monthly share purchase date. The Offering is a “best efforts” offering, which means that AllianceBernstein Investments, Inc., the Fund’s managing dealer (the “Managing Dealer”) for the Offering, will use its best efforts to sell shares, but it is not obligated to purchase or sell any specific amount of shares in the Offering. As of September 30, 2026, the Fund has only issued Class I shares.

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

On July 1, 2026, the Fund and an affiliate of Abbott Capital Management, LLC (“Abbott”) became members of ABLEND Equity Holdings, LLC (“ABLENDE”), a Delaware limited liability company and a special purpose vehicle designed to invest in private equity investments sourced by Abbott. The Fund is the managing member and owns 100% of the Class L Units and 99.5% of the Class A Units of ABLENDE. As a result, the Fund consolidates ABLENDE in its consolidated financial statements and records a non-controlling interest of the equity interests in ABLENDE not held by the Fund.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The Fund is an investment company under accounting principles generally accepted in the U.S. (“GAAP”) and follows the accounting and reporting guidance applicable to investment companies in Financial Accounting Standards Board (“FASB”) ASC 946, Financial Services – Investment Companies. The Fund has prepared the consolidated financial statements and related financial information pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, the Fund has not included in this Quarterly Report all the information and notes required by GAAP for annual financial statements. In the opinion of management, the unaudited financial information for the interim periods presented in this Quarterly Report reflects all normal and recurring adjustments necessary for a fair statement of the periods presented. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

The functional currency of the Fund is U.S. dollars, and these consolidated financial statements have been prepared in that currency.

Consolidation

The Fund will generally consolidate any wholly or substantially owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, the Fund consolidated the results of its wholly or substantially owned subsidiaries in its consolidated financial statements. The portion of net assets that is attributable to non-controlling interest in ABLENDE is presented as “Non-Controlling Interest in ABLEND Equity Holdings, LLC”, a component of total equity, on the Fund’s consolidated statements of assets and liabilities. All intercompany balances and transactions have been eliminated in consolidation.

As of September 30, 2026, the Fund’s consolidated subsidiaries were ABPLF and ABLENDE.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and U.S. government securities and investment grade debt instruments maturing within three months of purchase of such instrument by the Fund. Cash consists of demand deposits and money market accounts. The Fund maintains deposits of its cash with financial institutions, and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Fund considers all highly liquid investments with original maturities of three months or less and money market funds to be cash equivalents.

Revenue Recognition

Investment transactions are recorded on a trade-date basis. Interest income is recognized on an accrual basis. Interest income on debt instruments is accrued and recognized for those issuers who are currently paying in full or expected to pay in full. For those issuers who are in default or expected to default, interest is not accrued and is only recognized when received. Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in management’s judgment, is likely to remain current. Interest income and expense include discounts accreted and premiums amortized on certain debt instruments as determined in good faith by the Adviser and calculated using the effective interest method. Loan origination fees, original issue discounts and market discounts or premiums are capitalized as part of the underlying cost of the investments and accreted or amortized over the life of the investment as interest income.

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

Interest income includes cash interest, payment-in-kind interest and fees earned in connection with the Fund’s investment activities, including agency, amendment, structuring and prepayment fees.

Costs associated with entering into an investment are included in the cost of the investment, and any costs incurred relating to an unconsummated investment are expensed.

Distributions received from an equity interest, limited liability company or a limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income, realized gain (loss) or return of capital.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2026, the Fund had three investments held in one portfolio company on non-accrual status, which represented 0.48% and 0.34% of the total investments (excluding investments in cash equivalents, if any) at amortized cost and at fair value, respectively. As of December 31, 2025, the Fund did not have any non-accrual investments.

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

The Fund has elected to be treated and intends to continue to qualify annually for federal income tax purposes as a RIC under Subchapter M of the Code. So long as the Fund is able to maintain its status as a RIC, it will generally not be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to its shareholders. To qualify and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements, and distribute at least 90% of its annual investment company taxable income, which is generally its net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years for which it paid no U.S. federal income taxes. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. The Fund will accrue excise tax on estimated undistributed taxable income as required. For the three and nine months ended September 30, 2026, the Fund had excise tax expense of $0 and $44,575, respectively. For the three and nine months ended September 30, 2025, the Fund had no excise tax.

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

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to paid-in capital in excess of par or distributable earnings, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are determined in conjunction with the preparation of the Fund’s annual RIC tax return. Distributions to common shareholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board of Trustees of the Fund (the “Board”) each month and is generally based upon the earnings estimated by the Adviser. The Fund may pay distributions to its shareholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its Common Shares. The Fund intends to timely distribute to its shareholders substantially all of its annual taxable income for each year, except that the Fund may retain certain net capital gains for reinvestment and, depending upon the level of the Fund’s taxable income earned in a year, the Fund may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. The specific tax characteristics of the Fund’s distributions will be reported to shareholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Fund will be able to declare such distributions in future periods.

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

Amended and Restated Distribution Reinvestment Plan

Effective as of May 7, 2026, the Board approved an Amended and Restated Distribution Reinvestment Plan (the “DRP,” and, as amended and restated, the “Amended DRP”). The Amended DRP modifies participant terms such that a participant’s DRP enrollment will only be terminated with respect to shares actually repurchased in a tender offer, and not with respect to shares for which repurchase was requested but not completed. The Amended DRP also requires investors located in California to affirmatively opt in to participate. The Amended DRP first applies to the reinvestment of cash distributions paid on or after May 7, 2026.

Offering Cost and Organizational Expenses

Organization expenses include, among other things, the cost of incorporating the Fund and the cost of legal services and other fees pertaining to the Fund’s organization. These costs are expensed as incurred. For the three and nine months ended September 30, 2026 and September 30, 2025, the Fund did not incur any organizational expenses.

The Fund’s offering expenses include, among other things, legal fees, registration fees and other costs pertaining to the preparation of the Fund’s registration statement (and any amendments or supplements thereto) relating to the Offering and associated marketing materials. For the three and nine months ended September 30, 2026, the Fund incurred no offering expenses. For the three and nine months ended September 30, 2025, the Fund incurred offering expenses of $0 and $534,442, respectively. As of each of September 30, 2026 and December 31, 2025, no offering costs were payable. Offering expenses are recorded as deferred offering costs on the statement of assets and liabilities and then will be subsequently amortized to expense on the Fund’s statement of operations over 12 months from the commencement of operations.

Segment Reporting

The Fund represents a single operating segment. An operating segment is defined in GAAP as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Fund’s Chief Financial Officer is the CODM. The CODM monitors the operating results of the Fund as a whole and the Fund’s pre-determined long term investment strategy, which is executed by the Adviser. The qualitative and quantitative information contained within the financial statements is used by the CODM to assess the segment’s performance versus the Fund’s comparative benchmark and to make resource allocation decisions. Segment assets are reflected on the consolidated statement of assets and liabilities and segment expenses are listed on the consolidated statement of operations.

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

On March 26, 2026, Equitable Holdings, Inc. (“Equitable”), the indirect owner of the Adviser, entered into an Agreement and Plan of Merger with Corebridge Financial, Inc. to combine their businesses (the “Merger”). The closing of the Merger may constitute a change of control of the Adviser, which would result in the automatic termination of the Advisory Agreement pursuant to Section 15 of the 1940 Act. At an in-person meeting of the Board held on May 7, 2026, the Board, including a majority of the Independent Trustees, approved a new investment advisory agreement with the Adviser (the “Second Amended and Restated Advisory Agreement”) and recommended that shareholders of the Fund vote to approve the Second Amended and Restated Advisory Agreement at the annual meeting of shareholders held on August 3, 2026 (the “2026 Annual Meeting”). The Second Amended and Restated Advisory Agreement is identical in all material respects to the Advisory Agreement, except for its effective and termination dates. At the same meeting, the Board also approved an interim advisory agreement with the Adviser, to be effective only in the event that the change of control occurred prior to shareholder approval of the Second Amended and Restated Advisory Agreement; however, the shareholders approved the Second Amended and Restated Advisory Agreement at the 2026 Annual Meeting.

For the three and nine months ended September 30, 2026, the Fund incurred management fees of $515,409 and $1,538,057, respectively. For the three and nine months ended September 30, 2025, the Fund incurred management fees of $450,381 and $1,196,647, respectively. As of September 30, 2026 and December 31, 2025, $1,022,047 and $2,650,101 of accrued management fees remained payable, respectively.

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

The Fund incurred income-based incentive fees for the three and nine months ended September 30, 2026 of $541,008 and $1,477,212, respectively. The Fund incurred income-based incentive fees for the three and nine months ended September 30, 2025 of $397,112 and $1,047,021, respectively.

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

For the three and nine months ended September 30, 2026, the Fund incurred no capital gain incentive fees, respectively. For the three and nine months ended September 30, 2025, the Fund incurred capital gain incentive fees of $43,024 and $(23,535), respectively.

As of September 30, 2026 and December 31, 2025, the incentive fees payable were $541,008 and $483,747, respectively.

Sub-Advisory Agreement

On August 7, 2024, the Adviser and AB (in its capacity as sub-adviser of the Fund pursuant to the Sub-Advisory Agreement, “AB High Yield”) entered into an Investment Sub-Advisory Agreement (the “Sub-Advisory Agreement”), the terms of which provided AB High Yield with broad delegated authority to oversee the broadly syndicated loan and other liquid investment allocation. The Fund’s broadly syndicated loan and other liquid investments were managed by AB High Yield pursuant to the Sub-Advisory Agreement. The Adviser paid AB High Yield monthly in arrears, 25% of the management fee and 25% of the incentive fees pursuant to the Sub-Advisory Agreement.

On September 16, 2026, the Adviser and AB entered into a termination agreement to terminate the Sub-Advisory Agreement.

Resource Sharing Agreement

On September 16, 2026, the Adviser and AB entered into a Resource Sharing Agreement dated and effective as of September 16, 2026 (the “Resource Sharing Agreement”). Pursuant to the Resource Sharing Agreement, AB provides the Adviser with experienced investment professionals, including employees of AB High Yield (the “Shared Employees”) and certain facilities and systems (the “Resources”) to assist the Adviser with fulfilling the Adviser’s obligations to the Fund under the Advisory Agreement. The Adviser leverages the Shared Employees and the Resources to, among other things, provide investment advisory, portfolio management, research, administrative and other services to the Fund with respect to the Fund’s investments in broadly syndicated loans, bond markets and other publicly traded securities that are consistent with the stated objectives of the Fund, which remain unchanged. In addition, the Shared Employees assist the Adviser, or the Fund, as applicable, in determining relative value opportunities between private and syndicated markets. The Resource Sharing Agreement may be terminated by either the Adviser or AB at any time and for any reason by providing the other party at least sixty (60) days’ prior written notice of its desired termination date, which if terminated may have a material adverse consequence on the Fund’s operations.

Administration Agreement

On August 7, 2024, the Fund entered into an Administration Agreement with AB Private Credit Investors LLC (in its capacity as administrator, the “Administrator”). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Fund’s other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. The Fund also is liable to reimburse the Administrator for the Fund’s allocable portion of compensation of the Administrator’s personnel, including but not limited to: (i) the Fund’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Fund; and (iii) any internal audit group personnel of the Administrator or any of its affiliates. The Administrator may defer or waive rights to be reimbursed for the costs and expenses noted above including the Fund’s allocable portion of compensation of the Administrator’s personnel, subject to the limitations described in the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Fund will reimburse the Administrator for any services performed for the Fund by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator receives compensation for its sub-administrative services under a sub-administration agreement. For the three and nine months ended September 30, 2026, the Fund incurred administration expense fees of $104,664 and $214,884, respectively. For the three and nine months ended September 30, 2025, the Fund incurred administration expense fees of $36,287 and $166,206, respectively.

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

In addition, at the end of the month in which the Managing Dealer in conjunction with the transfer agent determines that total transaction or other fees, including upfront placement fees or brokerage commissions, and shareholder servicing and/or distribution fees paid with respect to any single share held in a shareholder’s account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such share (or a lower limit as determined by the Managing Dealer or the applicable broker), the Managing Dealer shall cease receiving the shareholder servicing and/or distribution fee on either (i) each such share that would exceed such limit or (ii) all Class S shares and Class D shares in such shareholder’s account. At the end of such month, the applicable shares in such shareholder’s account will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV.

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

The Adviser may elect to pay certain additional expenses on the Fund’s behalf, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Fund (a “Voluntary Expense Payment” and together with Required Expense Payments, “Expense Payments”). Any Voluntary Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Fund to the Adviser or its affiliates.

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

For the three and nine months ended September 30, 2026, the Fund was entitled to reimbursements from the Adviser in the amount of $175,886 and $882,551, respectively. For the three and nine months ended September 30, 2025, the Fund was entitled to reimbursements from the Adviser in the amount of $497,786 and $2,051,817, respectively. As of September 30, 2026, $121,914 payable to the Adviser remained outstanding, compared to $1,707,910 of reimbursement due from the Adviser as of December 31, 2025.

As of September 30, 2026, no reimbursement payments have been made. Cumulative expense support provided was $7,220,671. During the three and nine month periods ended September, 30 2026, $186,136 and $463,345 respectively of prior Expense Payments from 2023 expired and are no longer subject to recoupment. The following table presents a summary of

Expense Payments and the related Reimbursement Payments for the three and nine months ended September 30, 2026 and 2025, respectively:

For the Month Ended	Amount of Expense Support	Amount of Reimbursement Payment	Amount of Unreimbursed Expense Support	Reimbursement Eligibility Expiration	Percentage Limit (1)
January 31, 2026	$105,303	$-	$105,303	January 31, 2029	1.00%
February 28, 2026	136,426	—	136,426	February 28, 2029	1.00%
March 31, 2026	278,919	—	278,919	March 31, 2029	1.00%
April 30, 2026	184	—	184	April 30, 2029	1.00%
May 31, 2026	115,049	—	115,049	May 31, 2029	1.00%
June 30, 2026	70,784	—	70,784	June 30, 2029	1.00%
July 31, 2026	47,524	—	47,524	July 31, 2029	1.00%
August 31, 2026	128,362	—	128,362	August 31, 2029	1.00%
September 30, 2026	—	—	—	September 30, 2029	1.00%
Total	$882,551	$—	$882,551
January 31, 2025	278,634	—	278,634	January 31, 2028	1.00%
February 28, 2025	268,655	—	268,655	February 29, 2028	1.00%
March 31, 2025	467,865	—	467,865	March 31, 2028	1.00%
April 30, 2025	286,605	—	286,605	April 30, 2028	1.00%
May 31, 2025	101,842	—	101,842	May 31, 2028	1.00%
June 30, 2025	150,430	—	150,430	June 30, 2028	1.00%
July 31, 2025	188,573	—	188,573	July 31, 2028	1.00%
August 31, 2025	203,615	—	203,615	August 31, 2028	1.00%
September 30, 2025	105,597	—	105,597	September 30, 2028	1.00%
Total	$2,051,816	$—	$2,051,816

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

For the three and nine months ended September 30, 2026, the Fund incurred $8,219 and $24,530 in transfer agent fees, respectively. For the three and nine months ended September 30, 2025 the Fund incurred $6,659 and $18,424, respectively, in transfer agent fees. As of September 30, 2026 and December 31, 2025, $8,219 and $7,687, of accrued transfer agent fees remained payable, respectively.

Co-Investment Activity

The Fund may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the trustees who are not interested persons, and in some cases, the prior approval of the SEC. The Fund, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Fund to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Fund generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board makes the findings required by Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Fund and its shareholders and do not involve overreaching of the Fund or its shareholders on the part of any person covered, (2) the transaction is consistent with the interests of the Fund’s shareholders and its policy as recited in its filings with the SEC, and (3) the Fund’s trustees record in their minutes and preserve in their records a description of the transaction, their findings, the information or materials upon which their findings were based, and the basis for their findings. As a result of exemptive relief, there could be significant overlap in the Fund’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to the Fund’s.

Ownership by Affiliates

As of September 30, 2026, Equitable Financial Life Insurance Company, an affiliated insurance company owned by Equitable Holdings, Inc. owned 4,400,000 Class I shares. This represents 65.85% and 68.02% of the outstanding Class I shares as of September 30, 2026 and December 31, 2025, respectively.

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

The Fund’s outstanding borrowings through the Credit Facilities as of September 30, 2026 were as follows:

	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
Scotia Credit Facility	$100,000,000	$13,500,000	$86,500,000	$13,500,000
Scotia Term Loan	25,000,000	25,000,000	—	25,000,000
ABPLF Credit Facility	110,000,000	70,250,000	39,750,000	70,250,000
ABPLF Term Loan	110,000,000	110,000,000	—	110,000,000
Total	$345,000,000	$218,750,000	$126,250,000	$218,750,000

As of September 30, 2026 deferred financing costs and debt issuance costs were $1,087,059 and $698,823, respectively, which remain to be amortized, and are reflected on the consolidated statements of assets and liabilities.

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

Interest Expense on Borrowings

For the three and nine months ended September 30, 2026 and 2025, the components of interest and other debt expenses related to the borrowings were as follows:

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Interest and borrowing expenses	$3,082,323	$2,441,138	$8,818,874	$7,780,851
Commitment fees	125,920	198,940	409,739	535,513
Amortization of debt issuance and deferred financing costs	316,605	387,603	1,216,738	1,111,641
Total	$3,524,848	$3,027,681	$10,445,351	$9,428,005
Weighted average interest rate(1)	5.69%	6.45%	5.70%	6.56%
Average outstanding balance	$214,793,478	$150,201,087	$206,983,516	$158,689,560

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

The following table summarizes the valuation of the Fund’s investments as of September 30, 2026:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$8,831,813	$—	$—	$8,831,813
Total Cash Equivalents	$8,831,813	$—	$—	$8,831,813

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$33,257,757	$339,795,692	$373,053,449
2nd Lien/Junior Secured Debt	$—	$—	$778,319	$778,319
Total	$—	$33,257,757	$340,574,011	$373,831,768
Investments valued at NAV as a practical expedient#				$3,380,063
Total Investments#	$—	$33,257,757	$340,574,011	$377,211,831

* See consolidated schedule of investments for industry classifications.

# Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the consolidated statements of assets and liabilities.

The following table summarizes the valuation of the Fund’s investments as of December 31, 2025:

Assets*	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money Market Funds	$4,663,819	$—	$—	$4,663,819
Total Cash Equivalents	$4,663,819	$—	$—	$4,663,819

Assets*	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$23,580,627	$312,137,743	$335,718,370
2nd Lien/Junior Secured Debt	—	—	$812,911	$812,911
Total	$—	$23,580,627	$312,950,654	$336,531,281
Investments valued at NAV as a practical expedient#				$2,755,419
Total Investments#	$—	$23,580,627	$312,950,654	$339,286,700

* See consolidated schedule of investments for industry classifications.

The following is a reconciliation of Level 3 Assets for the nine months ended September 30, 2026:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Common Stock	Total
Balance as of January 1, 2026	$312,137,743	$812,911	$—	$312,950,654
Purchases (including capitalized PIK)	58,847,608	—	—	58,847,608
Sales and principal repayments	(29,174,765)	—	—	(29,174,765)
Realized gain	11,496	-	—	11,496
Net amortization of premium/discount	693,655	13,145	—	706,800
Net change in unrealized appreciation (depreciation)	(2,720,045)	(47,737)	—	(2,767,782)
Balance as of September 30, 2026	$339,795,692	$778,319	$—	$340,574,011
Change in unrealized appreciation (depreciation) for investments still held	(2,636,884)	(47,737)	—	(2,684,621)

The following is a reconciliation of Level 3 Assets for the year ended December 31, 2025:

	1st Lien/Senior Secured Debt	2nd Lien/Junior Secured Debt	Total
Balance as of January 1, 2025	$274,935,685	$891,979	$275,827,664
Purchases (including capitalized PIK)	103,570,162	—	103,570,162
Sales and principal repayments	(66,307,724)	—	(66,307,724)
Realized gain	4,995	—	4,995
Net amortization of premium/discount	886,677	15,374	902,051
Net change in unrealized appreciation (depreciation)	(952,052)	(94,442)	(1,046,494)
Balance as of December 31, 2025	$312,137,743	$812,911	$312,950,654
Change in unrealized appreciation (depreciation) for investments still held	(884,692)	(94,442)	(979,134)

The following tables present the ranges of significant unobservable inputs used to value the Fund’s Level 3 investments as of September 30, 2026. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment.

Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Fund’s Level 3 investments.

	Fair Value as of September 30, 2026	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)	Impact to Valuation from an Increase in Input
Assets:
1st Lien/Senior Secured Debt	333,869,867	Market Yield Analysis	Market Yield	8.6% - 18.5% (10.3%)	Decrease
1st Lien/Senior Secured Debt	3,856,804	Recent Purchase	Purchase Price	N/A	N/A
1st Lien/Senior Secured Debt	2,069,021	Market Approach	EBITDA Multiple	0.67x	Increase
2nd Lien/Junior Secured Debt	778,319	Market Yield Analysis	Market Yield	22.8%	Decrease
Total Assets	$340,574,011

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

6.
Commitments and Contingencies

Commitments

The Fund may enter into commitments to fund investments. As of September 30, 2026, the Adviser believed that the Fund had adequate financial resources to satisfy its unfunded commitments. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Fund had the following unfunded commitments by investment types as of September 30, 2026 and December 31, 2025:

			9/30/2026		12/31/2025
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
AAH Topco, LLC	Revolver	12/22/2027	282,352	-	282,352	-
AAH Topco, LLC	Delayed Draw	3/31/2027	105,323	-	338,394	-
Admiral Buyer, Inc.	Revolver	12/6/2029	487,579	(2,438)	487,579	(2,438)
Admiral Buyer, Inc.	Delayed Draw	2/7/2027	-	-	64,333	-
Admiral Buyer, Inc.	Delayed Draw	2/8/2027	37,920	-	37,920	-
Amercare Royal LLC	Revolver	9/10/2030	270,398	(2,028)	95,455	(1,432)
Amercare Royal LLC	Delayed Draw	9/10/2026	-	-	232,088	(2,321)
Amivie Acquisition, Inc.	Revolver	9/16/2027	332,760	(832)	332,760	-
Amivie Acquisition, Inc.	Delayed Draw	7/23/2027	-	-	72,553	-
Amivie Acquisition, Inc.	Delayed Draw	5/5/2027	731,266	(1,828)	-	-
AppViewX, Inc.	Revolver	12/24/2031	99,668	(2,741)	99,668	(997)
AppViewX, Inc.	Delayed Draw	3/31/2027	102,990	(1,802)	102,990	-
Azara Healthcare, LLC	Revolver	5/13/2032	386,432	(5,796)	-	-
Azara Healthcare, LLC	Delayed Draw	5/15/2028	1,223,702	(9,178)	-	-
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	334,456	(7,525)	334,456	(1,672)
Bastille Buyer, Inc	Revolver	4/30/2032	681,158	(8,514)	-	-
Bastille Buyer, Inc	Delayed Draw	4/30/2029	2,724,632	(13,623)	-	-
BHG Holdings, LLC	Revolver	4/22/2032	233,437	(4,085)	233,437	(1,751)
BHG Holdings, LLC	Delayed Draw	4/22/2027	528,843	(1,322)	528,843	-
Bonterra LLC	Revolver	3/5/2032	60,444	(604)	75,556	(189)
Bridgepointe Technologies, LLC	Delayed Draw	4/17/2028	1,672,583	(4,181)	-	-
Bridgepointe Technologies, LLC	Revolver	4/18/2033	679,669	(5,098)	-	-
Brightspot Buyer, Inc.	Revolver	11/16/2027	201,664	(3,025)	201,664	(3,025)
BSI2 Hold Nettle, LLC	Revolver	6/30/2028	230,470	(576)	184,376	-
Businessolver.com, Inc.	Delayed Draw	12/3/2027	550,308	(9,630)	550,308	(1,376)
Businessolver.com, Inc.	Revolver	12/3/2032	245,092	(4,902)	245,092	(1,225)
BV EMS Buyer, Inc	Revolver	11/23/2027	118,324	-	81,348	-
Contruent Intermediate Company	Delayed Draw	11/12/2027	126,982	(3,175)	372,513	-

			9/30/2026		12/31/2025
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Contruent Intermediate Company	Revolver	11/14/2031	248,342	(6,209)	248,342	(3,725)
CoreWeave Financing DDTL V, LLC	Delayed Draw	9/30/2026	13,587	89	-	-
CoreWeave Financing DDTL V, LLC	Delayed Draw	9/1/2031	144,745	905	-	-
DA Blocker Corp.	Delayed Draw	2/10/2027	220,588	-	220,588	-
DA Blocker Corp.	Revolver	2/10/2032	73,529	(735)	73,529	(551)
Datacor, Inc.	Revolver	3/11/2030	227,479	(1,137)	189,634	-
DeLorean Purchaser, Inc.	Revolver	12/16/2031	130,435	(1,630)	130,435	(652)
DLRdmv, LLC	Delayed Draw	5/7/2027	116,138	-	116,138	-
DLRdmv, LLC	Revolver	5/7/2032	116,138	-	116,138	(581)
EET Buyer, Inc.	Revolver	11/8/2029	379,836	(2,849)	379,836	(2,849)
Einstein Parent, Inc.	Revolver	1/22/2031	93,750	(1,641)	93,750	(2,109)
Exterro, Inc.	Revolver	6/1/2027	311,967	(4,680)	311,967	-
Exterro, Inc.	Delayed Draw	9/10/2026	-	-	695,880	-
FirstEnroll LLC	Revolver	9/19/2031	358,986	(8,077)	358,986	(3,590)
Foundation Risk Partners, Corp.	Revolver	10/29/2029	279,453	-	335,343	-
FULLSTEAM OPERATIONS, LLC	Delayed Draw	8/6/2027	1,252,211	(9,392)	1,529,914	(7,650)
FULLSTEAM OPERATIONS, LLC	Revolver	8/8/2031	509,971	(5,100)	509,971	(3,825)
Fusion Holding, Corp.	Revolver	9/15/2028	454,664	(22,733)	204,599	(8,695)
Garnett Station Partners, LLC	Revolver	12/21/2029	381,999	(6,685)	-	-
Greenlight Intermediate II, Inc.	Delayed Draw	7/2/2027	-	-	1,317,966	(6,590)
GS AcquisitionCo, Inc.	Revolver	5/25/2028	22	(2)	19,489	(146)
GS AcquisitionCo, Inc.	Delayed Draw	3/26/2026	-	-	25,589	-
HireVue, Inc.	Delayed Draw	1/29/2027	305,760	(32,105)	-	-
HITRUST Services, LLC	Revolver	3/14/2031	190,476	(952)	190,476	(1,905)
Honor HN Buyer, Inc.	Revolver	10/15/2027	117,143	-	102,500	-
Honor HN Buyer, Inc.	Delayed Draw	10/15/2026	-	-	438,633	-
Hunter Communications & Technologies LLC	Delayed Draw	3/31/2028	1,171,592	(5,858)	-	-
Hunter Communications & Technologies LLC	Revolver	3/31/2032	170,290	(1,703)	-	-

			9/30/2026		12/31/2025
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Hyscaleix Data Centers Holdings LLC	Revolver	1/29/2031	349,707	(4,371)	-	-
Joink, LLC	Delayed Draw	4/2/2027	197,385	(3,454)	460,564	(2,303)
Joink, LLC	Revolver	10/4/2030	-	-	87,727	(658)
Juniper Square, Inc.	Delayed Draw	11/6/2028	1,484,567	-	1,621,622	-
Juniper Square, Inc.	Revolver	11/6/2031	540,541	(2,703)	540,541	(5,405)
Juniper Square, Inc.	Delayed Draw	11/8/2027	1,891,892	-	2,432,432	(12,162)
KPA Parent Holdings, Inc	Delayed Draw	3/15/2027	106,299	(531)	114,943	-
KPA Parent Holdings, Inc	Revolver	3/12/2032	80,460	(805)	80,460	-
Labvantage Solutions Inc.	Revolver	11/23/2030	71,176	-	71,176	(534)
Last Dance Intermediate I(C), LLC	Delayed Draw	6/30/2027	-	-	387,952	-
Last Dance Intermediate I(C), LLC	Revolver	3/31/2031	137,386	-	137,386	(343)
Last Dance Intermediate I(C), LLC	Delayed Draw	1/31/2028	940,000	(9,400)	-	-
LeadVenture, Inc.	Delayed Draw	6/23/2027	422,720	(14,795)	551,017	-
LeadVenture, Inc.	Revolver	6/23/2032	315,518	(11,832)	328,965	-
Level Data, LLC	Delayed Draw	3/5/2027	310,078	(5,426)	310,078	(1,550)
Level Data, LLC	Revolver	3/5/2031	69,767	(1,570)	54,264	(543)
Lightspeed Buyer, Inc.	Delayed Draw	2/7/2028	2,519,889	-	-	-
Lightspeed Buyer, Inc.	Revolver	2/6/2032	487,179	-	-	-
LivTech Purchaser, Inc.	Delayed Draw	11/23/2026	-	-	92,235	(692)
LivTech Purchaser, Inc.	Revolver	11/24/2031	117,647	(2,353)	117,647	(882)
Mavenlink, Inc.	Revolver	6/1/2029	99,325	(3,228)	99,325	(2,483)
MediaLab Solutions, LLC	Revolver	8/11/2031	-	-	352,717	(3,527)
Medical Management Resource Group, L.L.C.	Revolver	11/30/2026	77,389	(193)	50,471	(505)
Mist Holding Co.	Revolver	12/23/2030	121,212	-	90,909	-
Mist Holding Co.	Delayed Draw	8/12/2028	1,167,077	-	1,167,077	-
MMP Intermediate, LLC	Revolver	2/15/2029	237,978	-	237,978	-
Mr. Greens Intermediate, LLC	Delayed Draw	8/2/2027	404,388	-	684,350	-
Mr. Greens Intermediate, LLC	Revolver	5/1/2031	412,195	-	247,317	-

			9/30/2026		12/31/2025
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
MSP Global Holdings, Inc.	Revolver	4/9/2029	451,866	(5,648)	362,216	(5,433)
MSP Global Holdings, Inc.	Delayed Draw	4/8/2026	-	-	222,654	(3,340)
Nasuni Corporation	Revolver	9/10/2030	189,480	(474)	315,800	(3,947)
Navigate360, LLC	Revolver	3/17/2028	260,083	(12,354)	260,083	(1,300)
NC Topco, LLC	Revolver	9/1/2031	155,737	-	155,737	-
NC Topco, LLC	Delayed Draw	8/31/2026	-	-	389,342	-
NMI Acquisitionco, Inc.	Revolver	9/6/2028	49,359	(123)	197,434	(1,481)
OPOC Acquisition, LLC	Revolver	12/20/2030	69,930	-	69,930	(699)
OPOC Acquisition, LLC	Delayed Draw	12/21/2026	119,580	-	153,846	(385)
Pace Health Companies, LLC	Delayed Draw	6/2/2027	782,638	-	782,638	-
Pamlico Avant Holdings, L.P.	Revolver	12/31/2032	959,457	(4,797)	863,511	(8,635)
Patriot Acquireco L.L.C.	Revolver	9/3/2032	594,317	(5,943)	504,269	(5,043)
Priority OnDemand Midco 2, L.P.	Delayed Draw	12/31/2026	818,026	-	1,082,205	-
Quest Analytics Inc.	Revolver	11/10/2032	1,095,826	(8,219)	1,095,826	(5,479)
Quest Analytics Inc.	Delayed Draw	11/10/2027	2,739,565	(13,698)	2,739,560	(6,849)
Quirch Foods Holdings, LLC	Delayed Draw	11/12/2027	449,715	(1,124)	449,715	(2,249)
Ranger Buyer, Inc.	Revolver	11/16/2029	364,822	(912)	364,822	-
Raven Acquisition Holdings LLC	Delayed Draw	11/19/2026	33,568	(58)	-	-
REP TEC Intermediate Holdings, Inc.	Revolver	5/30/2031	96,955	(970)	96,955	(242)
RevauAdvanced Underwriting Inc.	Delayed Draw	5/7/2027	518,266	(5,183)	597,530	(2,988)
Ridge Trail US Bidco, Inc.	Delayed Draw	3/30/2027	231,135	-	268,554	-
Ridge Trail US Bidco, Inc.	Revolver	3/30/2031	89,518	(224)	65,348	-
Saab Purchaser, Inc.	Revolver	11/12/2031	403,437	(9,077)	403,437	-
Saab Purchaser, Inc.	Delayed Draw	9/22/2027	307,692	(6,923)	2,307,692	-
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	-	-	289,176	-
Salisbury House, LLC	Delayed Draw	8/18/2027	1,026,859	(5,134)	1,426,194	-
Salisbury House, LLC	Revolver	8/18/2032	779,652	(3,898)	808,176	(8,082)

			9/30/2026		12/31/2025
Investment Name	Facility Type	Commitment Expiration Date (1)	Unfunded Commitment (2)	Fair Value (3)	Unfunded Commitment (2)	Fair Value (3)
Sandstone Care Holdings, LLC	Delayed Draw	7/1/2026	-	-	61,182	-
Sandstone Care Holdings, LLC	Revolver	6/28/2028	368,752	-	-	-
Sauce Labs Inc	Revolver	8/16/2027	400,208	(13,007)	500,260	(13,757)
Second Nature Brands, Inc.	Revolver	2/6/2031	88,931	(1,112)	88,931	(667)
Serrano Parent, LLC	Revolver	5/13/2030	302,951	(30,295)	540,984	(24,344)
Slipstream IT, LLC	Revolver	8/1/2031	518,701	(3,890)	518,701	(5,187)
Slipstream IT, LLC	Delayed Draw	8/2/2027	518,701	(1,297)	518,701	(2,594)
Soar Buyer, Inc.	Revolver	5/20/2032	373,269	(4,666)	-	-
Soar Buyer, Inc.	Delayed Draw	5/19/2028	1,866,344	(9,332)	-	-
Soladoc, LLC	Revolver	6/12/2028	103,711	(2,074)	230,470	(4,609)
Spectrotel Midco II, LLC	Delayed Draw	10/2/2028	502,348	(3,115)	-	-
Spectrotel Midco II, LLC	Revolver	9/30/2033	753,522	(9,419)	-	-
Tau Buyer, LLC	Delayed Draw	2/1/2027	-	-	270,572	-
Tau Buyer, LLC	Revolver	2/2/2032	151,202	(13,608)	250,677	(627)
Telcor Buyer, Inc.	Revolver	8/20/2027	-	-	113,480	-
TMA Buyer LLC	Revolver	4/30/2031	174,207	(2,613)	174,207	(1,742)
TMA Buyer LLC	Delayed Draw	4/30/2027	135,010	(675)	135,010	-
Towerco IV Holdings, LLC	Delayed Draw	9/23/2028	93,796	-	156,564	-
UFS, LLC	Revolver	10/10/2031	345,152	(863)	258,864	(2,589)
Ungerboeck Systems International, LLC	Revolver	4/30/2029	17,560	(351)	17,560	-
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	117,647	(2,941)	117,647	-
Vectra AI, Inc.	Delayed Draw	10/29/2026	353,355	(3,534)	353,355	(3,534)
Vectra AI, Inc.	Revolver	3/2/2028	141,342	(1,413)	141,342	(1,413)
Vehlo Purchaser, LLC	Revolver	5/24/2028	563,430	(4,226)	563,430	-
Veracross LLC	Revolver	12/28/2027	-	-	327,024	-
Veracross LLC	Delayed Draw	12/28/2027	-	-	585,062	-
Veracross LLC	Delayed Draw	9/15/2028	583,383	(4,375)	-	-
Veracross LLC	Revolver	12/30/2030	385,033	(2,888)	-	-
Visionary Buyer, LLC	Revolver	3/21/2030	430,962	(3,232)	430,962	(2,155)
Visionary Buyer, LLC	Delayed Draw	3/31/2027	265,000	(663)	890,000	-
Waldo Buyer, LLC	Delayed Draw	4/3/2028	1,411,995	(14,120)	-	-
Waldo Buyer, LLC	Revolver	4/1/2033	847,196	(8,472)	-	-
Wealth Enhancement Group, LLC	Delayed Draw	12/30/2026	-	-	153,087	-
Wealth Enhancement Group, LLC	Delayed Draw	8/30/2027	244,892	-	308,696	-
Wealth Enhancement Group, LLC	Revolver	10/2/2028	185,263	-	185,263	-
Zendesk, Inc.	Revolver	11/22/2028	497,725	(1,244)	497,725	-
Zendesk, Inc.	Delayed Draw	5/15/2026	-	-	414,722	-
Total			$57,608,399	$(492,242)	$47,959,669	$(210,251)

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

The Fund had the following unfunded commitment(s) for its equity investments, including investment companies, as of September 30, 2026 and December 31, 2025:

	9/30/2026	12/31/2025
Investment	Unfunded Commitment	Unfunded Commitment
AB EQUITY INVESTORS, L.P.	$10,019	$13,118
Total	$10,019	$13,118

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

As of September 30, 2026 and December 31, 2025, the cumulative amount subject to recoupment by the Adviser under the Expense Support Agreement amounts to $6,757,326 and $6,338,120, respectively.

7.
Net Assets

Transactions in Shares

The following table summarizes the total Common Shares issued and proceeds related to the Offering:

Share Issue Date	Shares Issued	Proceeds Received
For the Nine Months Ended September 30, 2026
January 2, 2026	94,010	$2,369,087
February 2, 2026	126,671	3,184,399
March 2, 2026	56,332	1,408,297
April 1, 2026	10,382	256,011
May 1, 2026	4,045	100,001
June 1, 2026	2,060	50,929
July 1, 2026	9,314	229,133
August 3, 2026	40,519	997,188
September 1, 2026	2,057	50,695
Total	345,390	$8,645,740
For the Nine Months Ended September 30, 2025
January 2, 2025	43,379	$1,100,000
February 3, 2025	55,233	1,400,000
June 2, 2025	387,186	9,800,000
July 1, 2025	337,120	8,510,000
August 1, 2025	212,812	5,369,000
September 2, 2025	276,712	6,981,262
Total	1,312,442	$33,160,262

Distributions

Distributions to shareholders are recorded on the record date. To the extent that the Fund has income available, the Fund intends to distribute monthly distributions to its shareholders. The Fund’s monthly distributions, if any, will be determined by the Board. Any distributions to the Fund’s shareholders will be declared out of assets legally available for distribution.

The following table summarizes distributions declared for the Fund’s Class I shares during the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
1/22/2026	1/30/2026	2/27/2026	$0.20	$1,313,869
2/20/2026	2/27/2026	3/31/2026	$0.20	1,340,666
3/19/2026	3/31/2026	4/30/2026	$0.20	1,353,474
4/20/2026	4/30/2026	5/29/2026	$0.20	1,316,398
5/20/2026	5/29/2026	6/30/2026	$0.20	1,318,817
6/18/2026	6/30/2026	7/31/2026	$0.20	1,320,857
7/21/2026	7/31/2026	8/31/2026	$0.20	1,324,363
8/20/2026	8/31/2026	9/30/2026	$0.20	1,334,123
9/21/2026	9/30/2026	10/30/2026	$0.20	1,336,270
Total				$11,958,837

The following table summarizes distributions declared for the Fund’s Class I shares during the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Dollar Amount
1/22/2025	1/31/2025	2/28/2025	$0.23	$1,078,474
2/21/2025	2/28/2025	3/31/2025	0.23	1,102,112
3/21/2025	3/31/2025	4/30/2025	0.20	951,342
4/21/2025	4/30/2025	5/30/2025	0.23	1,100,796
5/20/2025	5/30/2025	6/30/2025	0.20	956,529
6/20/2025	6/30/2025	7/31/2025	0.20	1,013,316
7/21/2025	7/31/2025	8/29/2025	0.19	1,052,585
8/20/2025	8/29/2025	9/30/2025	0.18	1,042,872
9/19/2025	9/30/2025	10/31/2025	0.19	1,116,387
Total				$9,414,413

61

Distribution Reinvestment Plan

On May 30, 2024, the Fund adopted a distribution reinvestment plan. Effective May 7, 2026, the Board approved the Amended DRP, applicable to cash distributions paid on or after May 7, 2026. See Note 2, “Summary of Significant Accounting Policies—Distributions” and “Amended and Restated Distribution Reinvestment Plan,” for additional information.

The following table summarizes the total shares reinvested for the Fund’s Class I shares during the nine months ended September 30, 2026:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
December 18, 2025	December 31, 2025	January 1, 2026	6,839	$172,327
January 22, 2026	January 30, 2026	February 1, 2026	7,312	183,807
February 20, 2026	February 27, 2026	March 1, 2026	7,709	192,734
March 19, 2026	March 31, 2026	April 1, 2026	8,012	197,564
April 20, 2026	April 30, 2026	May 1, 2026	8,053	199,105
May 20, 2026	May 29, 2026	June 1, 2026	8,140	201,224
June 18, 2026	June 30, 2026	July 1, 2026	8,217	202,146
July 21, 2026	July 31, 2026	August 1, 2026	8,276	203,674
August 20, 2026	August 31, 2026	September 1, 2026	8,683	213,943
September 21, 2026	September 30, 2026	October 1, 2026	—	—
Total			71,241	$1,766,524

The following table summarizes the total shares reinvested for the Fund’s Class I shares during the nine months ended September 30, 2025:

Date Declared	Record Date	Reinvestment Date	Shares	Dollar Amount
January 22, 2025	January 31, 2025	February 1, 2025	1,873	$47,478
February 21, 2025	February 28, 2025	March 1, 2025	2,425	61,330
March 21, 2025	March 31, 2025	April 1, 2025	2,107	53,407
April 21, 2025	April 30, 2025	May 1, 2025	2,461	62,261
May 20, 2025	May 30, 2025	June 1, 2025	2,156	54,573
June 20, 2025	June 30, 2025	July 1, 2025	2,132	53,822
July 21, 2025	July 31, 2025	August 1, 2025	2,196	55,390
August 20, 2025	August 29, 2025	September 1, 2025	2,610	65,849
September 19, 2025	September 30, 2025	October 1, 2025	—	—
Total			17,960	$454,110

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

62

For the three and nine months ended September 30, 2026, the Fund recognized redemption fees of $0 and $100,501, respectively, in connection with shareholder repurchases conducted under its quarterly tender offer program. Such fees, which are generally equal to 2% of the redemption proceeds for shares redeemed prior to satisfying the applicable holding period, were calculated based on the Fund's net asset value as of June 30, 2026. The redemption price and corresponding fee were determined using the previous quarter end valuation date. Redemption fees are retained by the Fund for the benefit of remaining shareholders. No redemption fees were recognized during the three and nine months ended September 30, 2025.

The following table summarizes share repurchases completed during the nine months ended September 30, 2026:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration(1)	Early Repurchase Deduction	Net Consideration Paid	Shares Repurchased / Total Offer (%)	Price Paid Per Share
March 31	1/29/2026	296,281	—	$—	$—	$—	—	$—
June 30	4/29/2026	323,424	203,776	$5,025,025	$(100,501)	$4,924,524	63%	$24.66
September 30	7/30/2026	338,368	—	—	—	—	—	—
			203,776	$5,025,025	$(100,501)	$4,924,524

(1) Amounts not inclusive of Early Repurchase Deduction.

8.
Earnings Per Share

The following information sets forth the computation of basic and diluted earnings per Share for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Net increase (decrease) in net assets from operations	$5,016,714	$3,578,728	$8,860,465	$9,216,217
Weighted average Common Shares outstanding	6,657,672	5,664,936	6,643,378	5,060,969
Earnings per Common Share-basic and diluted	$0.75	$0.63	$1.33	$1.82

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
63

10. Financial Highlights

Below is the schedule of financial highlights of the Fund for Class I shares for the nine months ended September 30, 2026 and 2025:

Per Share Data(1):	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Net asset value, beginning of period	$25.20	$25.36
Net investment income (loss)	1.69	1.86
Net realized and unrealized gains (losses) on investments	(0.33)	(0.05)
Net increase (decrease) in net assets resulting from operations	$1.36	1.81
Distributions to shareholders	(1.80)	(1.87)
Net asset value, end of period	$24.76	$25.30
Shares outstanding, end of period	6,681,353	5,925,623
Total return at net asset value before incentive fees(2)(3)	6.52%	8.13%
Total return at net asset value after incentive fees(2)(3)	5.61%	7.43%
Ratio/Supplemental Data(6):
Net assets, end of period	$165,397,615	$149,942,252
Ratio of total expenses to weighted average net assets(4)	12.31%	15.12%
Ratio of net expenses to weighted average net assets(4)	11.59%	13.06%
Ratio of net investment income (loss) before waivers to weighted average net assets (4)	8.72%	8.21%
Ratio of net investment income (loss) after waivers to weighted average net assets(4)	9.44%	10.27%
Ratio of interest and credit facility expenses to weighted average net assets(4)	8.50%	10.00%
Ratio of incentive fees to weighted average net assets(3)	0.90%	0.81%
Portfolio turnover rate(3)	14.09%	19.68%
Asset coverage ratio(5)	176.00%	191%

(1)
The per share data was derived by using the weighted average shares outstanding during the applicable period, except for distributions recorded, which reflects the actual amount per share for the applicable period.
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
(6)
Ratios calculated with Net Assets excluding the Non-Controlling Interest.
11.
Subsequent Events

Subsequent events after the consolidated statements of assets and liabilities date have been evaluated through the date the consolidated financial statements were issued. The Fund has concluded that there are no events requiring adjustment or disclosure in the consolidated financial statements other than below.

On November 6, 2026, the Fund entered into the second amendment to the Senior Secured Credit Agreement with The Bank of Nova Scotia, as the administrative agent, and the lenders party thereto from time to time (the “Second Scotia Credit Facility Amendment”). The Second Scotia Credit Facility Amendment, among other things, (i) extended the Commitment Termination Date from September 14, 2029 to November 6, 2030, (ii) extended the Maturity Date from September 13, 2030 to November 6, 2031 and (iii) reset the minimum shareholders’ equity test.

64

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

Although the Fund believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by the Fund that the Fund’s plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in the Fund’s Prospectus, Annual Report on

Form 10-K for the fiscal year ended December 31, 2025, and elsewhere in this Quarterly Report. These forward-looking statements apply only as of the date of this Quarterly Report. Moreover, the Fund assumes no duty and does not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this Quarterly Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because the Fund is an investment company.

The following analysis of the Fund’s financial condition and results of operations should be read in conjunction with the Fund’s consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report.

Overview

The Fund is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on June 8, 2023, the Fund is externally managed by AB Private Credit Investors LLC (the “Adviser” or “AB-PCI”), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”). We have elected to be treated, and intend to qualify annually as a RIC under the Code.

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

Expenses

Except as specifically provided below, all investment professionals and staff of the Adviser and AB (and AB’s established high yield and leveraged loan franchise, “AB High Yield”, as applicable), when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits of such personnel allocable to such services, will be provided and paid for by the Adviser and the Sub-Adviser, as applicable. We will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (a) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement, dated August 7, 2024, between the Fund and the Adviser (the “Advisory Agreement”), and to AB High Yield, pursuant to the Sub-Advisory Agreement, dated August 7, 2024, between the Adviser and AB High Yield (the “Sub-Advisory Agreement”, with respect to fees incurred prior to its termination as described in this Quarterly Report); and (b) the costs and expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, dated August 7, 2024, by and between the Fund and the Administrator. We also will be liable to reimburse the Administrator for the Fund’s allocable portion of compensation of the Administrator’s personnel, including but not limited to: (i) the Fund’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Fund; and (iii) any internal audit group personnel of AB-PCI or any of its affiliates. The Administrator may defer or waive rights to be reimbursed for the costs and expenses noted above including the Fund’s allocable portion of compensation of the Administrator’s personnel; and (c) all other expenses of our operations, administrations and transactions.

On September 16, 2026, the Adviser and AB entered into a termination agreement to terminate the Sub-Advisory Agreement and entered into the Resource Sharing Agreement, dated September 16, 2026 (the “Resource Sharing Agreement”).

From time to time, AB-PCI (in its capacity as the Adviser and the Administrator), AB High Yield or their affiliates may pay third-party providers of goods or services. We will reimburse AB-PCI (in its capacity as the Adviser and the Administrator), AB High Yield or such affiliates thereof for any such amounts paid on our behalf. From time to time, AB-PCI (in its capacity as the Adviser and the Administrator) and AB High Yield may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders, subject to the cap on organization and offering expenses described in “Item 1. Financial Statements—Notes to Financial Statements—Note 3. Related Party Transactions”.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Amended and Restated Expense Support and Conditional Reimbursement Agreement with our Adviser. For additional information, see “Item 1. Financial Statements—Notes to Financial Statements—Note 3. Related Party Transactions—Expense Support and Conditional Reimbursement Agreement.”

Recent Developments

See “Item 1. Financial Statements—Notes to Financial Statements—Note 11. Subsequent Events” for a summary of recent developments.

Activity

The following table presents certain information regarding the Fund’s portfolio and investment activity:

	For the Three Months Ended September 30, 2026		For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2026		For the Nine Months Ended September 30, 2025
Investments in Portfolio Companies	(10,966,615)	(1)	$(52,565,252)	(2)	(75,576,838)	(3)	$(74,092,157)	(4)
Draw Downs against Revolvers and Delayed Draw Term Loan	(6,406,312)		(2,666,888)		(16,147,092)		(8,723,546)
Principal Repayments	15,612,959	(5)	9,820,793	(6)	31,302,347	(7)	47,645,995	(8)
Sales	2,129,447		7,471,419		20,252,750		7,471,419
Net Repayments (Investments)	$369,479		$(37,939,928)		$(40,168,833)		$(27,698,289)

(1)
Includes investments in 12 portfolio companies.
(2)
Includes investments in 35 portfolio companies.
(3)
Includes investments in 100 portfolio companies.
(4)
Includes investments in 64 portfolio companies.
(5)
Includes $1,642,631 in revolver and delayed draw term paydowns.
(6)
Includes $985,801 in revolver and delayed draw term paydowns.
(7)
Includes $3,910,208 in revolver and delayed draw term paydowns.
(8)
Includes $1,721,120 in revolver and delayed draw term paydowns.

The following table shows the composition of the investment portfolio and associated yield data as of September 30, 2026:

	As of September 30, 2026
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$376,234,798	96.73%	$373,053,449	96.63%	9.55%
Second Lien Junior Secured Debt	939,893	0.24%	778,319	0.20%	22.80%
Investment Companies	2,973,805	0.76%	3,380,063	0.88%
Cash equivalents	8,831,813	2.27%	8,831,813	2.29%
Total	$388,980,309	100.00%	$386,043,644	100.00%

(1)
Based upon the par value of the Fund’s debt investments.

The following table shows the composition of the investment portfolio and associated yield data as of December 31, 2025:

	As of December 31, 2025
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total	Weighted Average Yield(1)
First Lien Senior Secured Debt	$336,123,911	97.65%	$335,718,370	97.61%	9.23%
Second Lien Junior Secured Debt	926,748	0.27%	812,911	0.24%	20.22%
Investment Companies	2,493,075	0.72%	2,755,419	0.80%
Cash equivalents	4,663,819	1.36%	4,663,819	1.35%
Total	$344,207,553	100.00%	$343,950,519	100.00%

(1)
Based upon the par value of the Fund’s debt investments.

The following table presents certain selected financial information regarding the debt investments in the Fund’s portfolio as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026	As of December 31, 2025
Number of portfolio companies	170	132
Percentage of debt bearing a floating rate(1)	100%	100%
Percentage of debt bearing a fixed rate(1)	—%	—%

(1)
Measured on a fair value basis and excludes equity securities.

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of September 30, 2026:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Performing	$375,350,833	99.52%	$372,561,777	99.66%
Non-accrual	1,823,858	0.48%	1,269,991	0.34%
Total	$377,174,691	100.00%	$373,831,768	100.00%

The following table shows the amortized cost and fair value of the Fund’s performing and non-accrual debt investments as of December 31, 2025:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Performing	$337,050,659	100.00%	$336,531,281	100.00%
Non-accrual	-	—%	-	—%
Total	$337,050,659	100.00%	$336,531,281	100.00%

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Fund may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2026, the Fund had three investments, held in one portfolio company, that were on non-accrual status. As of December 31, 2025, the Fund did not have any non-accrual investments.

The following tables show the composition of the investment portfolio (excluding cash and cash equivalents) by industry, by GICS, at amortized cost and fair value as of September 30, 2026 (with corresponding percentage of total portfolio investments):

	As of September 30, 2026
	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Aerospace & Defense	986,038	0.26%	976,469	0.27%
Automobile Components	5,193,927	1.37%	5,059,664	1.30%
Automobiles	7,928,761	2.09%	7,917,078	2.10%
Banks	10,572,761	2.78%	10,522,569	2.79%
Capital Markets	790,919	0.21%	800,272	0.21%
Chemicals	8,095,815	2.13%	8,095,354	2.15%
Commercial Services & Supplies	13,982,424	3.68%	13,995,983	3.71%
Construction & Engineering	7,468,918	1.96%	7,393,350	1.96%
Distributors	498,801	0.13%	497,625	0.13%
Diversified Consumer Services	18,630,102	4.90%	18,447,094	4.89%
Diversified Telecommunication Services	48,677,095	12.80%	48,728,717	12.92%
Electric Utilities	285,416	0.08%	286,663	0.08%
Electrical Equipment	592,500	0.16%	590,527	0.16%
Electronic Equipment, Instruments & Components	423,925	0.11%	482,687	0.13%
Energy Equipment & Services	388,050	0.10%	389,758	0.10%
Financial Services	29,725,439	7.82%	29,740,494	7.88%
Food Products	7,071,542	1.86%	7,082,734	1.88%
Health Care Equipment & Supplies	3,185,379	0.84%	3,173,140	0.84%
Health Care Providers & Services	38,377,431	10.10%	37,891,717	10.05%
Health Care Technology	29,351,213	7.72%	29,255,326	7.76%
Hotels, Restaurants & Leisure	9,825,239	2.58%	9,821,346	2.60%
Insurance	21,094,207	5.55%	21,017,976	5.57%
Interactive Media & Services	1,202,830	0.32%	1,209,811	0.32%
Investment Companies	2,973,805	0.78%	3,380,063	0.90%
IT Services	5,031,822	1.32%	5,051,150	1.34%
Leisure Products	1,441,866	0.38%	1,417,571	0.38%
Machinery	492,647	0.13%	500,000	0.13%
Media	3,280,916	0.86%	3,255,406	0.86%
Metals & Mining	415,956	0.11%	421,315	0.11%
Pharmaceuticals	877,345	0.23%	890,677	0.24%
Professional Services	25,367,111	6.67%	24,500,730	6.50%
Real Estate Management & Development	2,546,029	0.67%	2,554,265	0.68%
Specialty Retail	694,902	0.18%	698,195	0.19%
Software	59,002,761	15.52%	57,740,223	15.31%
Technology Hardware, Storage & Peripherals	13,616,615	3.58%	13,368,017	3.54%
Wireless Telecommunication Services	57,989	0.02%	57,865	0.02%
	$380,148,496	100.00%	$377,211,831	100.00%

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

Results of Operations

The following is a summary of the Fund’s operating results for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Total investment income	$8,961,474	$7,513,046	$25,855,947	$22,009,954
Total expenses	5,169,674	4,750,225	15,434,581	14,555,989
Less: expenses reimbursed by the Adviser	(175,886)	(497,786)	(882,551)	(2,051,817)
Income tax expense, including excise tax	—	26,064	71,888	101,284
Net investment income after tax	3,967,686	3,234,543	11,232,029	9,404,498
Net realized and change in unrealized appreciation and depreciation on investments	1,048,669	344,185	(2,371,923)	(188,281)
Net increase (decrease) in net assets resulting from operations	5,016,355	3,578,728	8,860,106	9,216,217
Less: Net increase (decrease) in net assets resulting from operations related to Non-Controlling Interest in ABLEND Equity Holdings, LLC	(359)	—	(359)	—
Net increase (decrease) in net assets resulting from operations related to AB Private Lending Fund	$5,016,714	$3,578,728	$8,860,465	$9,216,217

Investment Income

For the three and nine months ended September 30, 2026, the Fund’s investment income was comprised of $8,719,245 and $25,378,171 of interest income, which included $331,710 and $755,279 from the net amortization of premium and accretion of discounts, $223,920 and $391,977 of payment-in-kind interest, and $18,309 and $85,799 of dividend income, respectively.

For the three and nine months ended September 30, 2025, the Fund’s investment income was comprised of $7,396,616 and $21,670,724 of interest income, which includes $222,145 and $698,695 from the net amortization of premium and accretion of discounts, $76,334 and $187,547 of payment-in-kind interest, and $40,096 and $151,683 of dividend income, respectively.

The increase in net investment income during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 can primarily be attributed to an increase in gross assets and interest rates.

Operating Expenses

The following is a summary of the Fund’s operating expenses for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Interest and borrowing expenses	$3,524,848	$3,027,681	$10,445,351	$9,428,005
Offering costs	—	—	—	534,442
Income-based incentive fee	541,008	397,112	1,477,212	1,047,021
Other expenses	137,478	108,418	341,406	408,342
Management fees	515,409	450,381	1,538,057	1,196,647
Professional fees	275,281	626,365	1,216,684	1,603,237
Directors’ fees	44,017	44,017	132,050	146,642
Trustees’ fees	18,750	10,281	44,407	30,558
Capital gain incentive fee	—	43,024	—	(23,535)
Administration and custodian fees	104,664	36,287	214,884	166,206
Transfer agent fees	8,219	6,659	24,530	18,424
Total expenses	5,169,674	4,750,225	15,434,581	14,555,989
Income tax expense, including excise tax	—	26,064	71,888	101,284
Total expenses	$5,169,674	$4,776,289	$15,506,469	$14,657,273

Total operating expenses for the three and nine months ended September 30, 2026, increased by approximately $419,449 and $878,592, respectively, compared to the three and nine months ended September 30, 2025. The increase is attributable primarily to lower offering fee expenses, offset by higher management fees and income-based incentive fees.

Interest and Borrowing Expenses

Interest and borrowing expenses include interest, amortization of deferred financing costs, upfront commitment fees and unused fees on the unused portion of the Credit Facilities. Interest and borrowing expenses for the three and nine months ended September 30, 2026 were $3,524,848 and $10,445,351, respectively. Interest and borrowing expenses for the three and nine months ended September 30, 2025 were $3,027,681 and $9,428,005, respectively. The weighted average interest rates for the three and nine months ended September 30, 2026 were 5.69% and 5.70%, respectively.

The increase in interest and borrowing expenses during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 can primarily be attributed to increase in assets.

Management Fee

The gross management fee expenses for the three and nine months ended September 30, 2026 were $515,409 and $1,538,057, respectively and for the three and nine months ended September 30, 2025 were $450,381 and $1,196,647, respectively. The increase in gross management fee expenses during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 can primarily be attributed to increase in assets.

Net Realized Gain (Loss) on Investments

During the three months ended September 30, 2026, the Fund had restructurings which resulted in $13,232 of net realized gain. During the nine months ended September 30, 2026, the Fund had restructurings and sales which resulted in $307,708 of net realized gain.

During the three months ended September 30, 2025, restructurings and sales of assets resulted in $53,470 of net realized gain. During the nine months ended September 30, 2025, the Fund had restructurings and principal paydowns which resulted in
$53,470 of net realized gain.

Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended September 30, 2026, the Fund had $1,035,437 in net change in unrealized appreciation on $377,211,831 of investments in 170 portfolio companies. Net change in unrealized appreciation for the three months ended September 30, 2026, resulted from an increase in fair value, primarily due to positive valuation adjustments on level 3 securities.

During the three months ended September 30, 2025, the Fund had $290,715 in net change in unrealized appreciation on $307,479,864 of investments in 115 portfolio companies. Net change in unrealized appreciation for the three months ended September 30, 2025, resulted from an increase in fair value, primarily due to positive valuation adjustments on level 3 securities.

During the nine months ended September 30, 2026, the Fund had $2,679,631 in net change in unrealized depreciation on $377,211,831 of investments in 170 portfolio companies. Net change in unrealized depreciation for the nine months ended September 30, 2026, resulted from a decrease in fair value, primarily due to negative valuation adjustments on level 3 securities.

During the nine months ended September 30, 2025, the Fund had $241,751 in net change in unrealized depreciation on $307,479,864 of investments in 115 portfolio companies. Net change in unrealized depreciation for the nine months ended September 30, 2025, resulted from a decrease in fair value, primarily due to negative valuation adjustments on level 3 securities.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three and nine months ended September 30, 2026, the net increase in net assets resulting from operations was $5,016,355 and $8,860,106, respectively. Based on the weighted average Common Shares outstanding for the three and nine months ended September 30, 2026, the Fund’s per share net increase (decrease) in net assets resulting from operations was $0.75 and $1.33, respectively.

For the three and nine months ended September 30, 2025, the net increase in net assets resulting from operations was $3,578,728 and $9,216,217, respectively. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2025, the Fund’s per share net increase in net assets resulting from operations was $0.63 and $1.82, respectively.

Cash Flows

For the nine months ended September 30, 2026, cash increased by $3,768,408. During the same period, the Fund used $25,528,065 in operating activities, primarily as a result of purchases of investments. During the nine months ended September 30,

2026, the Fund generated $29,296,473 from financing activities, primarily from borrowings on credit facilities, and issuance of Shares.

For the nine months ended September 30, 2025, cash decreased by $4,558,825. During the same period, cash used in operating activities was $20,926,267, primarily as a result of net purchases of investments. The Fund provided $16,367,442 from financing activities, primarily from net borrowings on the Credit Facilities and issuance of Common Shares.

Hedging

The Fund may enter into interest rate, foreign exchange, and/or other derivative arrangements to hedge against interest rate, currency, and/or other credit related risks through the use of futures, options and forward contracts. These hedging activities will be subject to the applicable legal and regulatory compliance requirements; however, there can be no assurance any hedging strategy employed will be successful. The Fund may also seek to borrow capital in local currency as a means of hedging non-U.S. dollar denominated investments. For the nine months ended September 30, 2026 and 2025, the Fund did not enter into any hedging contracts.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2026, and December 31, 2025 the Fund had $11,217,525 and $7,449,117 in cash and cash equivalents, respectively. The Fund expects to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from the Fund’s operations, (iii) any financing arrangements now existing or that the Fund may enter into in the future and (iv) any future offerings of the Fund’s equity or debt securities. The Fund intends to sell its shares on a continuous monthly basis at a per share price equal to the then-current NAV per share.

The Fund’s primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying AB-PCI (in its capacity as the Adviser and the Administrator) or AB High Yield), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Common Shares.

Cash and cash equivalents as of September 30, 2026, taken together with the Fund’s $126,250,000 undrawn amount on its Credit Facilities, is expected to be sufficient for the Fund’s investing activities and to conduct the Fund’s operations for at least the next twelve months.

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

As of September 30, 2026, the Fund has unfunded commitments to fund future investments in the amount of $57,608,399 and contractual obligations in the form of Credit Facilities of $218,750,000.

Equity Activity

The Fund can offer up to $1,000,000,000 of Common Shares in the Offering on a “best efforts” basis through AllianceBernstein Investments, Inc., the Managing Dealer, a registered broker-dealer.

During the nine months ended September 30, 2026, the Fund issued 345,390 Class I shares for total proceeds of approximately $8,645,740.

Distributions and Distribution Reinvestment

The following table summarizes distributions declared by class of Common Shares and the related distribution reinvestment activity for the nine months ended September 30, 2026.

Declaration Year	Class S Shares	Class D Shares	Class I shares
2026	—	—	$11,958,837

Reinvestment	Amount	Shares
2026	$1,766,524	71,241

The Fund declared $9,414,413 during the nine months ended September 30, 2025.

With respect to distributions, the Fund has adopted an “opt out” distribution reinvestment plan for shareholders (other than shareholders residing in certain states that require an “opt in” plan). As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the distribution reinvestment plan will have their dividends or distributions automatically reinvested in additional shares (net of any applicable withholding tax) rather than receiving cash distributions. Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions. Shareholders located in Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington, as well as those who are clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan, will automatically receive their distributions in cash unless they elect to participate in our distribution reinvestment plan and have their cash distributions reinvested in additional Common Shares.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a GAAP basis that we declared on our Common Shares during the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026		Year Ended December 31, 2025
	Amount	Percentage	Amount	Percentage
Source of Distributions
Cash flows used in operating activities	$8,860,106	100%	$12,085,915	100%
Net gains from investment realizations	—	—%	—	—%
Indebtedness	—	—%	—	—%
Total sources of distributions	$8,860,106	100%	$12,085,915	100%

Year-to-date cash flows from operating activities	$8,860,106	100%	$12,085,915	100%

Share Repurchase Program

The Fund has commenced a share repurchase program in which the Fund may repurchase, in each quarter, at the discretion of the Board, up to 5% of the Fund’s Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Fund’s liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

For the three and nine months ended September 30, 2026, the Fund recognized redemption fees of $0 and $100,501, respectively, in connection with shareholder repurchases conducted under its quarterly tender offer program. Such fees, which are generally equal to 2% of the redemption proceeds for shares redeemed prior to satisfying the applicable holding period, were calculated based on the Fund’s net asset value as of June 30, 2026. Although the related tender offer expired and was settled during July 2026, the redemption price and corresponding redemption fees were determined using the June 30, 2026 valuation date. Redemption fees are retained by the Fund for the benefit of remaining shareholders and are recorded as an increase to net assets. No redemption fees were recognized during the three months ended September 30, 2025.

The following table summarizes share repurchases completed during the nine months ended September 30, 2026:

Quarter Ended	Repurchase Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration(1)	Early Repurchase Deduction	Net Consideration Paid	Shares Repurchased / Total Offer (%)	Price Paid Per Share
March 31	1/29/2026	296,281	—	$—	$—	$—	—	$—
June 30	4/29/2026	323,424	203,776	$5,025,025	$(100,501)	$4,924,524	63%	$24.66
September 30	7/30/2026	338,368	—	—	—	—	—	—
			203,776	$5,025,025	$(100,501)	$4,924,524

(1) Amounts not inclusive of Early Repurchase Deduction.

For the nine months ended September 30, 2025, there were no shares tendered.

Co-Investment Relief

The Fund may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the trustees who are not interested persons, and in some cases, the prior approval of the SEC. The Fund, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Fund to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, the Fund generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board makes the findings required by Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Fund and its shareholders and do not involve overreaching of the Fund or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Fund’s shareholders and its policy as recited in its filings with the SEC, and (3) the Fund’s trustees record in their minutes and preserve in their records a description of the transaction, their findings, the information or materials upon which their findings were based, and the basis for their findings. As a result of exemptive relief, there could be significant overlap in the Fund’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to the Fund’s.

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

The Fund may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Scotia Credit Facility in U.S. dollars bear interest at either (i) term SOFR plus margin of either 1.950% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 1.825% per annum, or (ii) the alternate base rate plus a margin of either 0.950% per annum or, if the gross borrowing base is greater than or equal to the product of 1.60 and the combined debt amount, 0.825% per annum. The Fund may elect either the term SOFR or alternate base rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Fund’s option, subject to certain conditions. Amounts drawn under the Scotia Credit Facility in other permitted currencies bear interest at the relevant rate specified therein plus an applicable margin (including any applicable credit spread adjustment). Following the Scotia Credit Facility First Amendment Date, the Fund pays a fee of 0.325% on daily undrawn amounts under the Scotia Credit Facility.

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

As of September 30, 2026, and December 31, 2025, the Fund had an aggregate principal amount of $218,750,000 and $181,500,000, respectively, of borrowings under the Credit Facilities and had an asset coverage ratio of 176% and 190%, respectively.

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

The availability of observable inputs can vary depending on the financial instrument and is affected by a variety of factors. To the extent the valuation is based on models or inputs that are less observable, the determination of fair value requires more judgment. Our valuation methodology is approved by the Board, and the Board is responsible for the fair values determined. As markets change, new types of investments are made, or pricing for certain investments becomes more or less observable, management, with oversight from the Board, may refine our valuation methodologies to best reflect the fair value of our investments appropriately. As of September 30, 2026, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 228% of our net assets, as compared to 208% of our net assets as of December 31, 2025.

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

Revenue Recognition

Investment transactions are recorded on a trade-date basis. Interest income is recognized on an accrual basis. Interest income on debt instruments is accrued and recognized for those issuers who are currently paying in full or expected to pay in full. For those issuers who are in default or expected to default, interest is not accrued and is only recognized when received. Generally, when interest and/or principal payments on a loan become past due, or if the Fund otherwise does not expect the borrower to be able to service its debt and other obligations, the Fund will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Fund generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in management’s judgment, is likely to remain current. Interest income and expense include discounts accreted and premiums amortized on certain debt instruments as determined in good faith by the Adviser and calculated using the effective interest method. Loan origination fees, original issue discounts and market discounts or premiums are capitalized as part of the underlying cost of the investments and accreted or amortized over the life of the investment as interest income.

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

Interest income includes cash interest, payment-in-kind interest and fees earned in connection with the Fund’s investment activities, including agency, amendment, structuring and prepayment fees.

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

Interest rates are subject to change in response to macroeconomic conditions, including inflation trends and shifts in central bank policy, and may rise or fall over time. Because the Fund’s investments are predominantly floating rate, changes in interest rates are expected to be reflected in interest income over time as reference rates reset. In a rising interest rate environment, we expect asset yields and interest income to increase, all else equal. Notably, the Fund’s portfolio financing is typically floating rate; therefore, we expect the Fund’s cost of financing also to increase as interest rates rise. Differences in the timing of rate resets on the Fund’s assets and its borrowings may result in temporary increases or decreases in net investment income. Also, contractual interest rate floors on assets may limit the benefit of rising rates on asset yields relative to the increase in financing costs.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2026, were to remain constant and that the Fund took no actions to alter its existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 300 basis points	$(11,357,756)	(6,562,500)	(4,795,256)
Down 200 basis points	$(7,581,865)	(4,375,000)	(3,206,865)
Down 100 basis points	$(3,790,933)	(2,187,500)	(1,603,433)
Down 25 basis points	$(947,733)	(546,875)	(400,858)
Up 25 basis points	947,733	546,875	400,858
Up 100 basis points	$3,790,933	2,187,500	1,603,433
Up 200 basis points	$7,581,865	4,375,000	3,206,865
Up 300 basis points	$11,372,798	6,562,500	4,810,298

The above outcomes are estimates based on models that use assumptions, and such assumptions may not hold true should any of the listed scenarios occur. The table should be read in conjunction with the “Forward-Looking Statements” section to this Quarterly Report.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Quarterly Report, the Fund carried out an evaluation, under the supervision and with the participation of the Fund’s management, including the Fund’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer have concluded that the Fund’s current disclosure controls and procedures are effective in timely alerting them to material information relating to the Fund that is required to be disclosed by the Fund in the reports it files or submits under the Exchange Act.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Part I., Item 1A. Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in the Fund’s Annual Report on Form 10-K are not the only risks the Fund faces. Additional risks and uncertainties that are not currently known to the Fund or that the Fund currently deems to be immaterial also may materially adversely affect the Fund’s business, financial condition and/or operating results. During the nine months ended September 30, 2026, there have been no material changes from the risk factors set forth in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

For the fiscal quarter ended September 30, 2026, none of the Fund’s trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report or hereby incorporated by reference to exhibits previously filed with the SEC:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB PRIVATE LENDING FUND

Date: November 13, 2026	By:	/s/ J. Brent Humphries
J. Brent Humphries
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Wesley Raper
Wesley Raper
Chief Financial Officer
(Principal Financial and Accounting Officer)